Form 10-Q
period 1998-12-31
INTERDYNE CO
filed 1999-02-17
CIK 51011

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T,
                 THIS FORM 10-Q IS BEING FILED IN PAPER PURSUANT
                       TO A CONTINUING HARDSHIP EXEMPTION

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                           95-2563023
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     7 Whatney, Irvine, California                               92618
(Address of principal executive offices)                       (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of January 30, 1999, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                          Page
                                                                           No.
                                                                         ------

Item 1. Financial Statements

        Balance Sheets as of December 31, 1998 and June 30, 1998 ........   3

        Statements of Operations for the Quarter and Six Months ended
        December 31, 1998 and December 31, 1997 .........................   4

        Statements of Cash Flows for the Six Months ended December 31,
        1998 and December 31, 1997 ......................................   5

        Notes to Financial Statements ...................................   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...................   6

FINANCIAL INFORMATION

Item 1.  Financial Statements

                               INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                        Dec-31-98      Jun-30-98
                                                        ---------      ---------
                                                       (Unaudited)     (Audited)
                                                                $             $
ASSETS
CURRENT ASSETS
   Cash                                                     3,184         3,126
   Due from affiliates                                    212,235       211,690
                                                         --------      --------
TOTAL CURRENT ASSETS                                      215,419       214,816
                                                         --------      --------
EQUIPMENT HELD FOR SALE                                     1,000         1,000
                                                         --------      --------
TOTAL ASSETS                                              216,419       215,816
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliates                                        7,886         7,886
   Accrued expenses                                         2,045         7,005
                                                         --------      --------
TOTAL CURRENT LIABILITIES                                   9,931        14,891
                                                         --------      --------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     50,000,000 shares, no shares outstanding                  --            --
   Common stock, no par value, 100,000,000
     shares authorized, 40,000,000 shares
     issued and to be issued                              500,000       500,000
   Deficit since May 29, 1990                            (293,512)     (299,075)
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY                                206,488       200,925
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                216,419       215,816
                                                         ========      ========

                               INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                   Quarter Ended            Six Months Ended
                               Dec-31-98    Dec-31-97    Dec-31-98    Dec-31-97
                               ---------    ---------    ---------    ---------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                      $             $            $            $

INCOME
   Interest earned                5,064         4,811       10,130        9,683
                               --------      --------     --------     --------
TOTAL INCOME                      5,064         4,811       10,130        9,683
                               --------      --------     --------     --------

EXPENSES
   General and administrative     1,124         1,950        1,767        3,485
   Management Fees                1,000         1,000        2,000        2,000
                               --------      --------     --------     --------
                                  2,124         2,950        3,767        5,485
                               --------      --------     --------     --------

NET PROFIT
   BEFORE TAXATION                2,940         1,861        6,363        4,198

TAXATION                           (800)         (800)        (800)        (800)
                               --------      --------     --------     --------
NET PROFIT
   AFTER TAXATION                 2,140         1,061        5,563        3,398
                               ========      ========     ========     ========

EARNING/(LOSS) PER SHARE       $0.00005      $0.00003     $0.00014     $0.00008
                               ========      ========     ========     ========

                               INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                         For Six Months Ended
                                                        Dec-31-98    Dec-31-97
                                                        ---------    ---------
                                                       (Unaudited)  (Unaudited)
                                                               $           $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                 5,563       3,398
                                                          ------      ------
Adjustments to reconcile net profit from
operations to net cash used in
operating activities :
   Increase/decrease resulting from changes in :
   Due from affiliates - (increase)                         (545)     (1,272)
   Accrued expenses - (decrease)                          (4,960)     (2,345)
                                                          ------      ------
   Total adjustments                                      (5,505)     (3,617)
                                                          ------      ------
NET CASH GENERATED/(USED)
   IN OPERATING ACTIVITIES                                    58        (219)

   Cash at beginning of period                             3,126       4,005
                                                          ------      ------
   Cash at end of period                                   3,184       3,786
                                                          ======      ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998 and the results of operations for the quarter and six months ended December 31, 1998 and 1997 and changes in cash flows for the six months ended December 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 1998, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERDYNE COMPANY
                                     (Registrant)

Dated : February 5, 1999
                                     By : /s/ Kit H. Tan
                                          -------------------
                                              Kit H. Tan
                                              Director/Chief Financial Officer