Form 10-Q
period 1999-03-31
INTERDYNE CO
filed 1999-05-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

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

As of May 1, 1999, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        March 31, 1999 and June 30, 1998....................................   3

        Statements of Operations for the Quarter and Nine Months ended
        March 31, 1999 and March 31, 1998...................................   4

        Statements of Cash Flows for the Nine Months ended March 31, 1999
        and March 31, 1998..................................................   5

        Notes to Financial Statements.......................................   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................   6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                   Mar 31, 1999    Jun 30, 1998
                                                   ------------    ------------
                                                    (Unaudited)       (Audited)
                                                              $               $
ASSETS
CURRENT ASSETS
  Cash                                                    2,921           3,126
  Due from affiliates                                   216,316         211,690
                                                       --------        --------
TOTAL CURRENT ASSETS                                    219,237         214,816
                                                       --------        --------
EQUIPMENT HELD FOR SALE                                   1,000           1,000
                                                       --------        --------
TOTAL ASSETS                                            220,237         215,816
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to affiliates                                       7,886           7,886
  Accrued expenses                                        3,145           7,005
                                                       --------        --------
TOTAL CURRENT LIABILITIES                                11,031          14,891
                                                       --------        --------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized
    50,000,000 shares, no shares outstanding                 --              --
  Common stock, no par value, 100,000,000
    shares authorized, 40,000,000 shares
    issued and to be issued                             500,000         500,000
  Deficit since May 29, 1990                           (290,794)       (299,075)
                                                       --------        --------
TOTAL STOCKHOLDERS' EQUITY                              209,206         200,925
                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              220,237         215,816
                                                       ========        ========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                            Quarter Ended                     Nine Months Ended
                                   Mar 31, 1999     Mar 31, 1998     Mar 31, 1999        Mar 31, 1998
                                   ------------     ------------     ------------        ------------
                                    (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)
                                              $                $                $                   $
INCOME
  Interest earned                         5,081            4,902           15,211              14,585
                                        -------          -------          -------             -------
TOTAL INCOME                              5,081            4,902           15,211              14,585
                                        -------          -------          -------             -------

EXPENSES
  Professional fees                       1,000              900            3,000               2,700
  General and administrative                363              410              130               2,095
  Management Fees                         1,000            1,000            3,000               3,000
                                        -------          -------          -------             -------
                                          2,363            2,310            6,130               7,795
                                        -------          -------          -------             -------

NET PROFIT
  BEFORE TAXATION                         2,718            2,592            9,081               6,790

TAXATION                                      0                0             (800)               (800)
                                        -------          -------          -------             -------
NET PROFIT
  AFTER TAXATION                          2,718            2,592            8,281               5,990
                                        =======          =======          =======             =======

EARNING/(LOSS) PER SHARE                $0.0001          $0.0001          $0.0002             $0.0001
                                        =======          =======          =======             =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                  For Nine Months Ended
                                                            Mar 31, 1998       Mar 31, 1998
                                                            ------------       ------------
                                                             (Unaudited)        (Unaudited)
                                                                       $                  $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                         8,281              5,990
                                                                  ------             ------
Adjustments to reconcile net profit from
operations to net cash used in operating activities:
  Increase/decrease resulting from changes in:
  Due from affiliates - (increase)                                (4,626)            (5,174)
  Accrued expenses - (decrease)                                   (3,860)            (1,045)
                                                                  ------             ------
  Total adjustments                                               (8,486)            (6,219)
                                                                  ------             ------
NET CASH GENERATED/(USED)
  IN OPERATING ACTIVITIES                                           (205)              (229)

  Cash at beginning of period                                      3,126              4,005
                                                                  ------             ------
  Cash at end of period                                            2,921              3,776
                                                                  ======             ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1999 and the results of operations for the quarter and nine months ended March 31, 1999 and 1998 and changes in cash flows for the nine months ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 1998, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1999.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)

Dated: May 11, 1999                                  By:          /s/ Kit H. Tan
                                                         -----------------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer