Form 10-K
period 1999-06-30
INTERDYNE CO
filed 1999-09-30
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

          California                                 95-2563023
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)

          7 Whatney
          Irvine, California                         92618
          (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (949) 454-2441 ext. 261

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of Common Stock held by non-affiliates on August 31, 1999 was $312,500.

As of August 31, 1999, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1. BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2. PROPERTIES

      The Company presently shares office space at the facilities of Acculogic, Inc. at 7 Whatney, Irvine, CA 92618, and was charged management fee by Acculogic, Inc. totaling $5,000 during fiscal year 1999 for the use of the facilities, accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 1996 and ending June 30, 1999, as reported by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

          1996
          ----
Quarter ended September 30                $0.01             $0.25
Quarter ended December 31                 $0.01             $0.25

          1997
          ----
Quarter ended March 31                    $0.01             $0.25
Quarter ended June 30                     $0.005            $0.25
Quarter ended September 30                $0.03             $0.25
Quarter ended December 31                 $0.01             $0.03

          1998
          ----
Quarter ended March 31                    $0.01             $0.14
Quarter ended June 30                     $0.01             $0.01
Quarter ended September 30                $0.01             $0.01
Quarter ended December 31                 $0.01             $0.01

          1999
          ----
Quarter ended March 31                    $0.01             $0.01
Quarter ended June 30                     $0.01             $0.01

      As of August 31, 1999, both the high and low bid prices for the Company's Common Stock were $0.01. There were approximately 1.642 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes certain financial information of the Company for the five years period ended June 30, 1999. These data should be read in conjunction with the financial statements of the Company and the notes thereto.

================================================================================
                          6.30.1999  6.30.1998  6.30.1997  6.30.1996  6.30.1995
                          ---------  ---------  ---------  ---------  ---------
- --------------------------------------------------------------------------------
Statement of Operations
Data:
- --------------------------------------------------------------------------------
Total Income                $20,386    $19,581    $19,010    $20,834   $22,489
- --------------------------------------------------------------------------------
Net Income                   $6,779     $6,536     $3,371     $7,805    $6,162
- --------------------------------------------------------------------------------
Income Per Share            $0.0002    $0.0002    $0.0001    $0.0002   $0.0002
- --------------------------------------------------------------------------------
Shares Used in
Calculating
Net Income Per Share     40,000,000 40,000,000 40,000,000 40,000,000 40,000,000
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Balance Sheet Data:
- --------------------------------------------------------------------------------
Current Assets             $222,399   $214,816   $207,524   $201,754  $254,587
- --------------------------------------------------------------------------------
Working Capital             207,703    199,925    193,388    190,018   182,213
- --------------------------------------------------------------------------------
Total Assets                222,399    215,816    208,524    202,754   255,587
- --------------------------------------------------------------------------------
Total Liabilities            14,696     14,891     14,136     11,736    72,374
- --------------------------------------------------------------------------------
Total Shareholders'
Equity                      207,703    200,925    194,388    191,018   183,213
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 1999, the outstanding principal balance totaled $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $20,386, $19,581, and $19,010 for the years ended June 30, 1999, 1998 and 1997, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 14)

Employees

      The Company presently has no employee and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. None of the Company's employees are currently represented by any labor union.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Certified Public Accountants, and Financial Statements are included at pages F-1 through F-8 of this Form 10-K, following the signature page.

ITEM 9. YEAR 2000 ISSUES

      The Company is aware of the Year 2000 issues, but as the Company is dormant, such issues have no impact on the Company at the present time.

ITEM 10. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 31, 1999, the Board of Directors of the Company approved the replacement of KPMG LLC by Gendron, Lim & Company ("Gendron") as its independent auditors. Subsequent to this appointment, the Company was informed by Gendron that they were not a member of the SEC Practice Section of the American Institute of Certified Public Accountants. On the Company's request, Gendron resigned on September 15, 1999, and the Board of Directors, on accepting the resignation of Gendron on September 15, 1999, then appointed Farber & Hass LLP as its independent auditors.

      KPMG LLC expressed an unqualified opinion dated September 18, 1998 on the Company's financial statements for fiscal years ended June 30, 1998 and 1997.

      The Company has not had any disagreements with any of its independent auditors on any matter of accounting principles or practices or financial statements disclosure.

                                    PART III

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

      Name                    Age         Position
      ----                    ---         --------

Dr. Sun Tze Whang             55          Chairman of the Board
                                          and Chief Executive Officer

Kit Heng Tan                  49          Chief Financial Officer
                                          and Secretary

      The terms of office of each director of the Company ends at the next annual meeting of the Company's shareholders or when his or her successor is elected and qualified. No date for the next annual meeting of shareholders has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors which is expected to take place immediately after the next annual meeting of shareholders. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. The Company's Bylaws provide that the number of directors of the Company shall be not less than five nor more than nine. The exact number of directors is set at five unless changed within the foregoing limits by a bylaw adopted by the Board of Directors or the shareholders. At present, there are two persons serving as directors and three vacancies on the Board of Directors.

      Dr. Sun Tze Whang has been Chairman of the Board and Chief Executive Officer since August 17, 1990. From December 1994 to the present, Dr. Whang has been a director of Metal Containers Pte Ltd ("Metal Containers"), a company incorporated in the Republic of Singapore, engaged in the manufacturing and sale of metal containers and in investment activities. From January 1985 to the present, Dr. Whang has also been a director of Riviera Development Pte. Ltd., a company incorporated in the Republic of Singapore ("Riviera"), whose principal business is investment. Riviera is a 53.2% owned subsidiary of Metal Containers. From May 1985 to the present, Dr. Whang has also been the Chairman and a director of Carlee Electronics Pte. Ltd., a company incorporated in the Republic of Singapore ("Carlee Electronics"), whose principal business is the manufacture and sale of industrial electronic products. Carlee is a 64.3% owned subsidiary of Riviera and a majority shareholder of the Company. From October 1972 to the present, Dr. Whang has been a director of Lam Soon (Hong Kong) Limited, a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong.

      Kit Heng Tan has been Chief Financial Officer, Secretary and a director of the Company since August 17, 1990. From February 1996 to the present, Mr. Tan has been a director of Metal Containers. From January 31, 1991 to the present, Mr. Tan has been an officer and a director of Computer Peripherals, Inc., a California corporation, which is an affiliate of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and currently also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of Advanced Matrix Technology, Inc., a California corporation, which is an affiliate of Metal Containers. From August 1988 to the present time, Mr. Tan has been a director of Carlee Electronics. Mr. Tan is a Chartered Accountant (England & Wales) and a Certified Public Accountant of Singapore.

ITEM 12. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 1999, 1998 and 1997, there was no cash compensation paid to executive officers of the Company.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 1999, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                              Shares Owned
                              Beneficially
Beneficial Owner              and of Record           Percent of Class
- ----------------              -------------           ----------------

Carlee Electronics Pte. Ltd.    25,800,000                  64.5%
15 Scotts Road #05-01
Thong Teck Building
Singapore 228218

Officers and directors             (1)                       (1)
as a group (two persons)

(1) By virtue of Dr. Sun Tze Whang's direct and indirect ownership of Carlee Electronics Pte. Ltd., he may be deemed the beneficial owner of the shares held by Carlee Electronics Pte. Ltd in the Company.

      The Company is not aware of any voting trusts.

      The Company's capital consists of 100,000,000 shares of Common Stock, no par value and 50,000,000 shares of Preferred Stock, no par value. As of the date hereof, 40,000,000 shares of Common Stock have been issued and outstanding.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 1999, the outstanding principal balance was $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $20,386, $19,581, and $19,010 for the years ended June 30, 1999, 1998 and 1997, respectively.

      The Company presently shares office space at the facilities of Acculogic, Inc. at 7 Whatney, Irvine, CA 92618, and was charged management fee by Acculogic, Inc. totaling $5,000 during the fiscal year 1999 for the use of the facilities, accounting and other services.

      Dr. Sun Tze Whang, may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                Page No.

            (1)   Financial Statements

                  Independent Auditors' Reports                   F-2

                  Balance Sheets at
                    June 30, 1999 and 1998                        F-4

                  Statements of Income and Accumulated
                    Deficit for the years ended June 30, 1999,
                    1998 and 1997                                 F-5

                  Statements of Cash Flows for the years
                    ended June 30, 1999, 1998 and 1997            F-6

                  Notes to Financial Statements                   F-7

      All supporting schedules have been omitted, as the information is not required, not material or is otherwise furnished.

      (b)   Reports on Form 8-K
            Changes in Registrant's Certifying Accountant dated August 31, 1999, and September 15, 1999 (See Item 10 above)

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 27, 1999

                                             INTERDYNE COMPANY
                                             (Registrant)


                                             By: /s/ Kit H. Tan
                                                 -----------------------
                                                 Kit H. Tan
                                                 Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 1999 and the related statements of income and accumulated deficit and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Interdyne Company as of June 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Farber & Hass LLP

Ornard, California
September 27, 1999

                          Independent Auditors' Report

The Board of Directors
Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company as of June 30, 1998 and the related statements of operations and accumulated deficit and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as of June 30, 1998 and the results of its operations and its cash flows for years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Los Angeles, California
September 18, 1998

INTERDYNE COMPANY

BALANCE SHEETS
JUNE 30, 1999 AND 1998

                                                          1999           1998
                                                          ----           ----
ASSETS

CURRENT ASSETS:
Cash                                                   $   3,159      $   3,126
Due from affiliate - current portion                     219,240        211,690
                                                       ---------      ---------
Total current assets                                     222,399        214,816
                                                       ---------      ---------

EQUIPMENT HELD FOR SALE                                                   1,000
                                                       ---------      ---------

TOTAL ASSETS                                           $ 222,399      $ 215,816
                                                       =========      =========

LIABILITIES

CURRENT LIABILITIES:
Due to affiliate                                       $   7,886      $   7,886
Accrued expenses                                           6,810          7,005
                                                       ---------      ---------
Total current liabilities                                 14,696         14,891
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
   authorized 50,000,000 shares,
   no shares outstanding
Common stock, no par value,
   100,000,000 shares authorized;
   40,000,000 shares issued                              500,000        500,000
Accumulated deficit                                     (292,297)      (299,075)
                                                       ---------      ---------
Total stockholders' equity                               207,703        200,925
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 222,399      $ 215,816
                                                       =========      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                           1999           1998           1997
                                           ----           ----           ----

EXPENSES:
Professional fees                       $   6,850      $   5,300      $   4,100
General and administrative                  5 957          6,945         10,739
                                        ---------      ---------      ---------
Total expenses                             12,807         12,245         14,839

OTHER INCOME - Interest                    20,386         19,581         19,010
                                        ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                  7,579          7,336          4,171

INCOME TAXES                                  800            800            800
                                        ---------      ---------      ---------

NET INCOME                                  6,779          6,536          3,371

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR                     (299,075)      (305,611)      (308,982)
                                        ---------      ---------      ---------

ACCUMULATED DEFICIT,
   END OF YEAR                          $(292,296)     $(299,075)     $(305,611)
                                        =========      =========      =========

NET INCOME PER SHARE                    $  0.0002      $  0.0002      $  0.0001
                                        =========      =========      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                  1999        1998        1997
                                                  ----        ----        ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                      $ 6,779     $ 6,536     $ 3,371
Adjustments to reconcile net
  income to net cash provided
   by (used in) operating
   activities:
   Write-down of equipment                        1,000
   Changes in operating assets
    and liabilities:
    Due from affiliate                           (7,551)     (8,170)     (5,002)
Accrued expenses                                   (195)        755       2,400
                                                -------     -------     -------
Net cash provided by (used in)
   operating activities                              33        (879)        769

CASH, BEGINNING OF YEAR                           3,126       4,005       3,236
                                                -------     -------     -------

CASH, END OF YEAR                               $ 3,159     $ 3,126     $ 4,005
                                                =======     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION - Income tax paid           $   800     $ 1,665     $ 1,600

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Interdyne Company (the "Company") was incorporated in October 1946 in the state of California. On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On May 17, 1990, the Company's Amended Plan of Reorganization (the "Plan") was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990. On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan. All claims and interest are being settled in accordance with the terms of the Plan. On August 22, 1990, the Board of Directors approved a change in the Company's year-end to June 30, pursuant to the Plan.

      Reclassifications - Certain 1998 and 1997 amounts have been reclassified in order to conform with 1999 classifications.

      Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of the receivables due from affiliate. The ultimate parent company of the affiliate acts as a guarantor for the balance due from affiliate.

      Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see
      Note 3).

      Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

      Basic Net Income per Common Share - Basic net income per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Weighted average shares for computing earnings per share were 40,000,000 for each of the years presented. There were no dilutive securities for any years presented.

2.    RELATED PARTY TRANSACTIONS

      At June 30, 1999 and 1998, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership. The advances bear interest of 9.5% per annum. Interest earned and received from the affiliate totalled $20,386, $19,581 and $19,000, respectively, for the years ended June 30, 1999, 1998 and 1997. The balances of principal and accrued interest were $219,240 and $211,690 at June 30, 1999 and 1998, respectively, which are guaranteed by the ultimate parent company of the affiliate.

      Acculogic, Inc. charged a management fee totalling $5,000 for the years ended June 30, 1999, 1998 and 1997, respectively, for the use of the facilities, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 1999, 1998 and 1997 represent state minimum franchise tax of $800. At June 30, 1999, the Company had net operating loss carryforwards for Federal income tax purposes totalling approximately $26,500,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $700,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

14.   YEAR 2000 COMPLIANCE (UNAUDITED)

      The Company has evaluated the impact of the Year 2000 date change on its computer systems and has concluded that this change will not have a material impact on its systems.