Form 10-Q
period 1999-09-30
INTERDYNE CO
filed 1999-11-15
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

               OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
              ----------------------------------------------------
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

As of October 31, 1999, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

      Balance Sheets as of
      September 30, 1999 and June 30, 1999................................     3

      Statements of Operations for the Quarter ended
      September 30, 1999 and September 30, 1998...........................     4

      Statements of Cash Flows for the Quarter ended
      September 30, 1999 and September 30, 1998...........................     5

      Notes to Financial Statements.......................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................     6

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                         30-Sep-99     30-Jun-99
                                                       (Unaudited)     (Audited)
                                                                $             $
                                                       -----------     ---------
ASSETS
CURRENT ASSETS
   Cash                                                     3,234         3,159
   Due from affiliate                                     223,136       219,240
                                                         --------      --------
TOTAL CURRENT ASSETS                                      226,370       222,399
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliates                                        7,886         7,886
   Accrued expenses                                         9,074         6,810
                                                         --------      --------
TOTAL CURRENT LIABILITIES                                  16,960        14,696
                                                         --------      --------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     50,000,000 shares, no shares outstanding                  --            --
   Common stock, no par value, 100,000,000
     shares authorized, 40,000,000 shares
     issued and to be issued                              500,000       500,000
   Deficit since May 29, 1990                            (290,590)     (292,297)
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY                                209,410       207,703
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                226,370       222,399
                                                         ========      ========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                            Quarter Ended
                                                       30-Sep-99      30-Sep-98
                                                       ---------      ---------
                                                      (Unaudited)    (Unaudited)
                                                                $              $
INCOME
   Interest earned                                          5,246          5,066

EXPENSES
   General and administrative                               2,539            643
   Management Fees                                          1,000          1,000
                                                          -------        -------
                                                            3,539          1,643
                                                          -------        -------

NET INCOME BEFORE TAXATION                                  1,707          3,423

TAXATION                                                        0              0
                                                          -------        -------
NET INCOME AFTER TAXATION                                   1,707          3,423
                                                          =======        =======
NET INCOME PER SHARE                                      $0.0000        $0.0001
                                                          =======        =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                           For Quarter Ended
                                                        30-Sep-99     30-Sep-98
                                                        ---------     ---------
                                                       (Unaudited)   (Unaudited)
                                                                 $             $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                   1,707        3,423
                                                            ------       ------
Adjustments to reconcile net profit from
  operations to net cash generated from
  operating activities :
   Increase/decrease resulting from
     changes in :
   Due from affiliate - (increase)                          (3,896)      (3,567)
   Other accounts payable and
      accrued expenses - increase                            2,264          384
                                                            ------       ------
   Total adjustments                                        (1,632)      (3,183)
                                                            ------       ------
NET CASH GENERATED FROM OPERATING ACTIVITIES                    75          240

   Cash at beginning of period                               3,159        3,126

                                                            ------       ------
   Cash at end of period                                     3,234        3,366
                                                            ======       ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1999 and the results of operations for the quarter ended September 30, 1999 and 1998 and changes in cash flows for the quarter ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 1999, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERDYNE COMPANY
                                        (Registrant)


Dated : November 12, 1999               By: /s/ Kit H. Tan
                                           -------------------------------------
                                           Kit H. Tan
                                           Director/Chief Financial Officer