Form 10-Q
period 1999-12-31
INTERDYNE CO
filed 2000-02-15
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Exhibit Index Page No.  - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        December 31, 1999 and June 30, 1999.............................       3

        Statements of Operations for the Quarter and Six Months ended
        December 31, 1999 and December 31, 1998.........................       4

        Statements of Cash Flows for the Six Months ended
        December 31, 1999 and December 31, 1998.........................       5

        Notes to Financial Statements...................................       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................         6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                       Dec-31-99      Jun-30-99
                                                       ---------      ---------
                                                      (Unaudited)     (Audited)
                                                               $             $
ASSETS
CURRENT ASSETS
   Cash                                                    1,430          3,159
   Due from affiliates                                   220,381        219,240
                                                       ---------      ---------
TOTAL CURRENT ASSETS                                     221,811        222,399
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliates                                       7,886          7,886
   Accrued expenses                                        2,660          6,810
                                                       ---------      ---------
TOTAL CURRENT LIABILITIES                                 10,546         14,696
                                                       ---------      ---------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     50,000,000 shares, no shares outstanding                 --             --
   Common stock, no par value, 100,000,000
     shares authorized, 40,000,000 shares
     issued and to be issued                             500,000        500,000
   Deficit since May 29, 1990                           (288,735)      (292,297)
                                                       ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                               211,265        207,703
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               221,811        222,399
                                                       =========      =========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS


                                      Quarter Ended                Six Months Ended
                                 Dec-31-99      Dec-31-98      Dec-31-99      Dec-31-98
                                 ---------      ---------      ---------      ---------
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                         $              $              $              $
INCOME
   Interest earned                   5,245          5,064         10,491         10,130
                                  --------       --------       --------       --------
TOTAL INCOME                         5,245          5,064         10,491         10,130
                                  --------       --------       --------       --------

EXPENSES
   General and administrative        1,590          1,124          4,129          1,767
   Management Fees                   1,000          1,000          2,000          2,000
                                  --------       --------       --------       --------
                                     2,590          2,124          6,129          3,767
                                  --------       --------       --------       --------

NET PROFIT
   BEFORE TAXATION                   2,655          2,940          4,362          6,363

TAXATION                              (800)          (800)          (800)          (800)
                                  --------       --------       --------       --------
NET PROFIT
   AFTER TAXATION                    1,855          2,140          3,562          5,563
                                  ========       ========       ========       ========

EARNING/(LOSS) PER SHARE          $0.00005       $0.00005       $0.00009       $0.00014
                                  ========       ========       ========       ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                         For Six Months Ended
                                                       Dec-31-99     Dec-31-97
                                                       ---------     ---------
                                                     (Unaudited)    (Unaudited)
                                                              $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                3,562          5,563
                                                         ------         ------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
   Increase/decrease resulting from changes in :
   Due from affiliates - decrease/(increase)             (1,141)          (545)
   Accrued expenses - (decrease)                         (4,150)        (4,960)
                                                         ------         ------
   Total adjustments                                     (5,291)        (5,505)
                                                         ------         ------
NET CASH GENERATED/(USED)
   IN OPERATING ACTIVITIES                               (1,729)            58

   Cash at beginning of period                            3,159          3,126
                                                         ------         ------
   Cash at end of period                                  1,430          3,184
                                                         ======         ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1999 and the results of operations for the quarter and six months ended December 31, 1999 and 1998 and changes in cash flows for the six months ended December 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 1999, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2000.

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


                                        INTERDYNE COMPANY
                                             (Registrant)

Dated : February 14, 2000               By: /s/ Kit H. Tan
                                           -------------------------------------
                                           Kit H. Tan
                                           Director/Chief Financial Officer