Form 10-Q
period 2000-03-31
INTERDYNE CO
filed 2000-05-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                        FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of May 1, 2000, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.  - None

                                    INTERDYNE COMPANY

                                          INDEX

                                  FINANCIAL INFORMATION


                                                                       Page No.
                                                                     -----------
Item 1.  Financial Statements

         Balance Sheets as of
         March 31, 2000 and June 30, 1999...............................     3

         Statements of Operations for the Quarter and Nine Months
         ended March 31, 2000 and March 31, 1999........................     4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2000 and March 31, 1999...............................    5

         Notes to Financial Statements...................................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................    6

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                            Mar 31, 2000        Jun 30, 1999
                                                            ------------        ------------
                                                              (Unaudited)           (Audited)
                                                                       $                   $
ASSETS
CURRENT ASSETS
    Cash                                                           4,061               3,159
    Due from affiliates                                          221,597             219,240
                                                            ------------        ------------
TOTAL CURRENT ASSETS                                             225,658             222,399
                                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                              7,886               7,886
    Accrued expenses                                               3,895               6,810
                                                            ------------        ------------
TOTAL CURRENT LIABILITIES                                         11,781              14,696
                                                            ------------        ------------
STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                                    500,000             500,000
    Deficit since May 29, 1990                                  (286,123)           (292,297)
                                                            ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                       213,877             207,703
                                                            ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       225,658             222,399
                                                            ============        ============

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                  Quarter Ended                        Nine Months Ended
                                            Mar 31, 2000        Mar 31, 1999       Mar 31, 2000        Mar 31, 1999
                                            ------------        ------------       ------------        ------------
                                              (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
                                                       $                   $                  $                   $
INCOME
    Interest earned                                5,215               5,081             15,706              15,211
                                            ------------        ------------       ------------        ------------
TOTAL INCOME                                       5,215               5,081             15,706              15,211
                                            ------------        ------------       ------------        ------------

EXPENSES
    General and administrative                     1,603               1,363              5,732               3,130
    Management Fees                                1,000               1,000              3,000               3,000
                                            ------------        ------------       ------------        ------------
                                                   2,603               2,363              8,732               6,130
                                            ------------        ------------       ------------        ------------

NET PROFIT
    BEFORE TAXATION                                2,612               2,718              6,974               9,081

TAXATION                                               0                   0               (800)               (800)
                                            ------------        ------------       ------------        ------------
NET PROFIT
    AFTER TAXATION                                 2,612               2,718              6,174               8,281
                                            ------------        ------------       ------------        ------------

EARNING/(LOSS) PER SHARE                         $0.0001             $0.0001            $0.0002             $0.0002
                                            ============        ============       ============        ============

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                          For Nine Months Ended
                                                                     Mar 31, 2000        Mar 31, 1999
                                                                     ------------        ------------
                                                                      (Unaudited)         (Unaudited)
                                                                               $                   $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                                 6,174               8,281
                                                                     ------------        ------------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                             (2,357)             (4,626)
    Due to affiliates - (decrease)/increase                                    0                   0
    Accrued expenses - (decrease)                                         (2,915)             (3,860)
                                                                     ------------        ------------
    Total adjustments                                                     (5,272)             (8,486)
                                                                     ------------        ------------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                                  902                (205)

    Cash at beginning of period                                            3,159               3,126
                                                                     ------------        ------------
    Cash at end of period                                                  4,061               2,921
                                                                     ============        ============

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2000 and the results of operations for the quarter and nine months ended March 31, 2000 and 1999 and changes in cash flows for the nine months ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 1999, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2000.

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

                                                        INTERDYNE COMPANY
                                                            (Registrant)


Dated : May 9, 2000                         By :    /s/ Kit H. Tan
                                                   --------------------
                                                        Kit H. Tan
                                                        Director /Chief
                                                        Financial Officer