Form 10KSB
period 2000-06-30
INTERDYNE CO
filed 2000-09-28
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

         California                                          95-2563023
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         7 Whatney
         Irvine, CA                                          92618
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (949) 263-8810

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Total revenues for registrant's fiscal year ended June 30, 2000 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2000 was $2,000,000.

As of August 31, 2000, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index Page Number: None                                     Page 1 of 13

                                     PART I

ITEM 1. BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2. PROPERTIES

      The Company shared office space at the facilities of Acculogic, Inc. at 7 Whatney, Irvine, CA 92618, and was charged management fee by Acculogic, Inc. totaling $5,000 during fiscal year 2000 for the use of the facilities, accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 1997 and ending June 30, 2000. The prices for year ended June 30, 2000 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

        1997
        ----
Quarter ended September 30            $0.03             $0.25
Quarter ended December 31             $0.01             $0.03

        1998
        ----
Quarter ended March 31                $0.01             $0.14
Quarter ended June 30                 $0.01             $0.01
Quarter ended September 30            $0.01             $0.01
Quarter ended December 31             $0.01             $0.01

        1999
        ----
Quarter ended March 31                $0.01             $0.01
Quarter ended June 30                 $0.01             $0.01
Quarter ended September 30            $0.01             $0.01
Quarter ended December 31             $0.01             $0.01

        2000
        ----
Quarter ended March 31                $0.01             $0.01
Quarter ended June 30                 $0.06             $0.07

      As of August 31, 2000, both the high and low bid prices for the Company's Common Stock were $0.05. There were approximately 1,626 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2000, the outstanding principal balance totaled $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $21,012, $20,386, and $19,581 for the years ended June 30, 2000, 1999 and 1998, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. None of the Company's employees are currently represented by any labor union.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2000 and for the years ended June 30, 2000 and 1999 are set forth on the following pages.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2000 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.


/s/ Farber & Hass LLP
Oxnard, California
September 18, 2000

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2000

ASSETS

CURRENT ASSETS:
Cash                                                                  $   3,053
Due from affiliate                                                      224,902
                                                                      ---------
Total current assets                                                    227,955
                                                                      ---------

TOTAL ASSETS                                                          $ 227,955
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliate                                                      $   7,886
Accrued expenses                                                          8,230
                                                                      ---------
Total current liabilities                                                16,116
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
    authorized 50,000,000 shares;
    no shares outstanding
Common stock, no par value;
    100,000,000 shares authorized;
    40,000,000 shares issued                                            500,000
Accumulated deficit                                                    (288,161)
                                                                      ---------
Total stockholders' equity                                              211,839
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 227,955
                                                                      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                        2000               1999
                                                        ----               ----

EXPENSES:
Professional fees                                  $   6,000          $   6,850
General and administrative                            10,075              5,958
                                                   ---------          ---------
Total expenses                                        16,075             12,808

OTHER INCOME - Interest                               21,011             20,386
                                                   ---------          ---------

INCOME BEFORE INCOME TAXES                             4,936              7,578

INCOME TAXES                                             800                800
                                                   ---------          ---------

NET INCOME                                             4,136              6,778

ACCUMULATED DEFICIT,
  BEGINNING OF YEAR                                 (292,297)          (299,075)
                                                   ---------          ---------

ACCUMULATED DEFICIT,
  END OF YEAR                                      $(288,161)         $(292,297)
                                                   =========          =========

NET INCOME PER SHARE                               $     .01          $     .01
                                                   =========          =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                            2000           1999
                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 4,136        $ 6,778
Adjustments to reconcile net income
  to net cash provided by (used in)
    operating activities:
    Write-down of equipment                                               1,000
  Changes in operating assets
    and liabilities:
  Due from affiliate                                      (5,662)        (7,550)
Accrued expenses                                           1,420           (195)
                                                         -------        -------
Net cash provided by (used in)
  operating activities                                      (106)            33

CASH, BEGINNING OF YEAR                                    3,159          3,126
                                                         -------        -------

CASH, END OF YEAR                                        $ 3,053        $ 3,159
                                                         =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION - Income tax paid                     $   800        $   800

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

2.    RELATED PARTY TRANSACTIONS

      At June 30, 2000 and 1999, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership. The advances bear interest of 9.5% per annum. Interest earned and received from the affiliate totaled $21,011 and $20,386, respectively, for the years ended June 30, 2000 and 1999. The balance of principal and accrued interest was $224,902 at June 30, 2000, which is guaranteed by the ultimate parent company of the affiliate.

      Acculogic, Inc. charged a management fee totaling $5,000 for the years ended June 30, 2000 and 1999, respectively, for the use of the facilities, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2000 and 1999 represent state minimum franchise tax of $800. At June 30, 2000, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $19,500,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $2,300,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

      Name                    Age          Position
      ----                    ---          --------

Dr. Sun Tze Whang             56           Chairman of the Board and Chief
                                           Executive Officer

Kit Heng Tan                  50           Chief Financial Officer and Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2000, 1999 and 1998, there was no cash compensation paid to executive officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2000, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                                    Shares Owned
                                    Beneficially
Beneficial Owner                    and of Record             Percent of Class
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2000, the outstanding principal balance was $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $21,012, $20,386, and $19,581 for the years ended June 30, 2000, 1999 and 1998, respectively.

      The Company shared office space at the facilities of Acculogic, Inc. at 7 Whatney, Irvine, CA 92618, and was charged management fee by Acculogic, Inc. totaling $5,000 during the fiscal year 2000 for the use of the facilities, accounting and other services.

      Dr. Sun Tze Whang, may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following is a list of the financial state schedules and exhibits filed herewith.

            (1) Financial Statements: No financial statements have been filed with this Form 10-KSB other than those listed in Item 7.

            (2) Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

      All supporting schedules have been omitted, as the information is not required, not material or is otherwise furnished.

      (b)   Reports on Form 8-K
            Changes in Registrant's Certifying Accountant dated August 31, 1999, and September 15, 1999 (See Item 8 above)

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: September 26, 2000

                                             INTERDYNE COMPANY
                                              (Registrant)


                                              By: /s/ Kit H. Tan
                                                  ------------------------------
                                                  Kit H. Tan
                                                  Chief Financial Officer