Form 10QSB
period 2000-09-30
INTERDYNE CO
filed 2000-11-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2000, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.  - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        September 30, 2000 and June 30, 2000..............................  3

        Statements of Operations for the Quarter ended
        September 30, 2000 and September 30, 1999.........................  4

        Statements of Cash Flows for the Quarter ended
        September 30, 2000 and September 30, 1999.........................  5

        Notes to Financial Statements.....................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................  6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                       30-Sep-00      30-Jun-00
                                                       ---------      ---------
                                                      (Unaudited)      (Audited)
                                                               $              $
ASSETS
CURRENT ASSETS
   Cash                                                    2,103          3,053
   Due from affiliate                                    230,285        224,902
                                                        --------       --------
TOTAL CURRENT ASSETS                                     232,388        227,955
                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliates                                       7,886          7,886
   Accrued expenses                                       10,226          8,230
                                                        --------       --------
TOTAL CURRENT LIABILITIES                                 18,112         16,116
                                                        --------       --------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     50,000,000 shares, no shares outstanding                 --             --
   Common stock, no par value, 100,000,000
     shares authorized, 40,000,000 shares
     issued and to be issued                             500,000        500,000
   Deficit since May 29, 1990                           (285,724)      (288,161)
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY                               214,276        211,839
                                                        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               232,388        227,955
                                                        ========       ========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                    Quarter Ended
                                                30-Sep-00    30-Sep-99
                                                ---------    ---------
                                               (Unaudited)  (Unaudited)
                                                         $            $

INCOME
   Interest earned                                  5,384         5,246

EXPENSES
   General and administrative                       1,947         2,539
   Management Fees                                  1,000         1,000
                                                  -------       -------
                                                    2,947         3,539
                                                  -------       -------

NET INCOME BEFORE TAXATION                          2,437         1,707

TAXATION                                                0             0
                                                  -------       -------
NET INCOME AFTER TAXATION                           2,437         1,707
                                                  =======       =======
NET INCOME PER SHARE                              $0.0001       $0.0000
                                                  =======       =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                            For Quarter Ended
                                                         30-Sep-00    30-Sep-99
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
                                                                  $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                    2,437       1,707
                                                             ------      ------
Adjustments to reconcile net profit from operations
to net cash generated from operating activities :
   Increase/decrease resulting from changes in :
   Due from affiliate - (increase)                           (5,383)     (3,896)
   Other accounts payable and
      accrued expenses - increase                             1,996       2,264
                                                             ------      ------
   Total adjustments                                         (3,387)     (1,632)
                                                             ------      ------
NET CASH GENERATED FROM OPERATING ACTIVITIES                   (950)         75

   Cash at beginning of period                                3,053       3,159

                                                             ------      ------
   Cash at end of period                                      2,103       3,234
                                                             ======      ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000 and the results of operations for the quarter ended September 30, 2000 and 1999 and changes in cash flows for the quarter ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2000, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

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


                                        INTERDYNE COMPANY
                                        (Registrant)


Dated: November 9, 2000                 By: /s/ Kit H. Tan
                                           -------------------------------------
                                           Kit H. Tan
                                           Director /Chief Financial Officer