Form 10QSB
period 2000-12-31
INTERDYNE CO
filed 2001-02-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                               95-2563023
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  226 Sonoma Aisle, Irvine, California                              92618
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

As of January 30, 2000, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        December 31, 2000 and June 30, 2000..............................      3

        Statements of Income for the Quarter and Six Months ended
        December 31, 2000 and December 31, 1999..........................      4

        Statements of Cash Flows for the Six Months ended December 31,
        2000 and December 31, 1999.......................................      5

        Notes to Financial Statements....................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................      6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                        Dec-31-00     Jun-30-00
                                                        ---------     ---------
                                                       (Unaudited)     (Audited)
                                                                $             $
ASSETS
CURRENT ASSETS
   Cash                                                     2,274         3,053
   Due from affiliates                                    226,405       224,902
                                                         --------      --------
TOTAL CURRENT ASSETS                                      228,679       227,955
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliates                                        7,886         7,886
   Accrued expenses                                         4,460         8,230
                                                         --------      --------
TOTAL CURRENT LIABILITIES                                  12,346        16,116
                                                         --------      --------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     50,000,000 shares, no shares outstanding                  --            --
   Common stock, no par value, 100,000,000
     shares authorized, 40,000,000 shares
     issued and to be issued                              500,000       500,000
   Deficit since May 29, 1990                            (283,667)     (288,161)
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY                                216,333       211,839
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                228,679       227,955
                                                         ========      ========

                                INTERDYNE COMPANY
                              STATEMENTS OF INCOME

                                    Quarter Ended         Six Months Ended
                                ---------------------   ---------------------
                                Dec-31-00   Dec-31-99   Dec-31-00   Dec-31-99
                                ---------   ---------   ---------   ---------
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                       $           $           $           $

INCOME
   Interest earned                 5,369       5,245      10,754      10,491
                                --------    --------    --------    --------
TOTAL INCOME                       5,369       5,245      10,754      10,491
                                --------    --------    --------    --------

EXPENSES
   General and administrative      1,513       1,590       3,460       4,129
   Management Fees                 1,000       1,000       2,000       2,000
                                --------    --------    --------    --------
                                   2,513       2,590       5,460       6,129
                                --------    --------    --------    --------

NET PROFIT
   BEFORE TAXATION                 2,856       2,655       5,294       4,362

TAXATION                            (800)       (800)       (800)       (800)
                                --------    --------    --------    --------
NET PROFIT
   AFTER TAXATION                  2,056       1,855       4,494       3,562
                                ========    ========    ========    ========

EARNING/(LOSS) PER SHARE        $0.00005    $0.00005    $0.00011    $0.00009
                                ========    ========    ========    ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                          For Six Months Ended
                                                         ----------------------
                                                         Dec-31-00    Dec-31-99
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
                                                               $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                 4,494        3,562
                                                          ------       ------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
   Increase/decrease resulting from changes in :
   Due from affiliates - decrease/(increase)              (1,503)      (1,141)
   Accrued expenses - (decrease)                          (3,770)      (4,150)
                                                          ------       ------
   Total adjustments                                      (5,273)      (5,291)
                                                          ------       ------
NET CASH GENERATED/(USED)
   IN OPERATING ACTIVITIES                                  (779)      (1,729)

   Cash at beginning of period                             3,053        3,159
                                                          ------       ------
   Cash at end of period                                   2,274        1,430
                                                          ======       ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000 and the results of operations for the quarter and six months ended December 31, 2000 and 1999 and changes in cash flows for the six months ended December 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2000, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERDYNE COMPANY
                                             (Registrant)


Dated : February 8, 2001                By: /s/ Kit H. Tan
                                           -------------------------------------
                                           Kit H. Tan
                                           Director /Chief Financial Officer