Form 10QSB
period 2001-03-31
INTERDYNE CO
filed 2001-05-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

As of May 1, 2001, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                               INTERDYNE COMPANY

                                     INDEX

                             FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        March 31, 2001 and June 30, 2000..............................     3

        Statements of Operations for the Quarter and Nine Months
        ended March 31, 2001 and March 31, 2000.......................     4

        Statements of Cash Flows for the Nine Months ended
        March 31, 2001 and March 31, 2000..............................    5

        Notes to Financial Statements..................................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................    6

FINANCIAL INFORMATION

Item 1. Financial Statements

                               INTERDYNE COMPANY
                                 BALANCE SHEETS
                                                  Mar 31, 2001      Jun 30, 2000
                                                  ------------      ------------
                                                   (Unaudited)         (Audited)
                                                             $                 $

ASSETS
CURRENT ASSETS
    Cash                                                 2,242            3,053
    Due from affiliates                                231,824          224,902
                                                  ------------      ------------
TOTAL CURRENT ASSETS                                   234,066          227,955
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                    7,886            7,886
    Accrued expenses                                     7,227            8,230
                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                               15,113           16,116
                                                  ------------      ------------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding         --               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                          500,000          500,000
    Deficit since May 29, 1990                        (281,047)        (288,161)
                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                             218,953          211,839
                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             234,066          227,955
                                                  ============      ============

                               INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                           Quarter Ended                 Nine Months Ended
                    Mar 31, 2001   Mar 31, 2000    Mar 31, 2001   Mar 31, 2000
                    ------------   ------------    ------------   ------------
                     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                               $              $               $              $

INCOME
 Interest earned           5,420          5,215          16,173         15,706
                    ------------   ------------    ------------   ------------
TOTAL INCOME               5,420          5,215          16,173         15,706
                    ------------   ------------    ------------   ------------

EXPENSES
 General and
  administrative           1,799          1,603           5,259          5,732
 Management Fees           1,000          1,000           3,000          3,000
                    ------------   ------------    ------------   ------------
                           2,799          2,603           8,259          8,732
                    ------------   ------------    ------------   ------------

NET PROFIT
 BEFORE TAXATION           2,621          2,612           7,914          6,974

TAXATION                       0              0            (800)          (800)
                    ------------   ------------    ------------   ------------
NET PROFIT
 AFTER TAXATION            2,621          2,612           7,114          6,174
                    ============   ============    ============   ============
EARNING/(LOSS)
 PER SHARE               $0.0001        $0.0001         $0.0002        $0.0002
                    ============   ============    ============   ============

                               INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                       For Nine Months Ended
                                                    Mar 31, 2001   Mar 31, 2000
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
                                                               $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                 7,114          6,174
                                                    ------------   ------------
Adjustments to reconcile net profit from
operations to net cash used in operating activities:
    Increase/decrease resulting from changes in:
    Due from affiliates - decrease/(increase)             (6,922)        (2,357)
    Due to affiliates - (decrease)/increase                    0              0
    Accrued expenses - (decrease)                         (1,003)        (2,915)
                                                    ------------   ------------
    Total adjustments                                     (7,925)        (5,272)
                                                    ------------   ------------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                 (811)           902

    Cash at beginning of period                            3,053          3,159
                                                    ------------   ------------
    Cash at end of period                                  2,242          4,061
                                                    ============   ============

                               INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2001 and the results of operations for the quarter and nine months ended March 31, 2001 and 2000 and changes in cash flows for the nine months ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2000, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.


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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Dated : May 1, 2001                                           By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                                Director/Chief Financial Officer