Form 10KSB
period 2001-06-30
INTERDYNE CO
filed 2001-10-02
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

                     For the fiscal year ended June 30, 2001
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

      California                                        95-2563023
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      226 Sonoma Aisle
      Irvine, CA                                        92618
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (949) 263-8810

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---

Total revenues for registrants fiscal year ended June 30, 2001 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2001 was $1,200,000.

As of August 31, 2001, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None
Exhibit Index Page Number: None                                     Page 1 of 14

                                     PART I

ITEM 1.  BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2.  PROPERTIES

      The Company uses the home office of an officer at 226 Sonoma Aisle, Irvine, CA 92618, and was charged management fee by the officer totaling $5,000 during fiscal year 2001 for the use of the home office and for providing accounting and other services.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 1998 and ending June 30, 2001. The prices for year ended June 30, 2001 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

          1998
          ----
Quarter ended September 30                $0.01             $0.01
Quarter ended December 31                 $0.01             $0.01

          1999
          ----
Quarter ended March 31                    $0.01             $0.01
Quarter ended June 30                     $0.01             $0.01
Quarter ended September 30                $0.01             $0.01
Quarter ended December 31                 $0.01             $0.01

          2000
          ----
Quarter ended March 31                    $0.01             $0.01
Quarter ended June 30                     $0.06             $0.07
Quarter ended September 30                $0.04             $0.10
Quarter ended December 31                 $0.04             $0.07

          2001
          ----
Quarter ended March 31                    $0.03             $0.04
Quarter ended June 30                     $0.03             $0.03

      As of August 31, 2001, both the high and low bid prices for the Company's Common Stock were $0.03. There were approximately 1,619 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2001, the outstanding principal balance totaled $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $21,723 and $21,011 for the years ended June 30, 2001 and 2000, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 14)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. The Company paid Kit Heng Tan the sum of $5,000 for the fiscal year 2001 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2001 and for the years ended June 30, 2001 and 2000 are set forth on the following pages.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2001 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Farber & Hass LLP
Oxnard, California
September 7, 2001

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2001

ASSETS

CURRENT ASSETS:
Cash                                                                  $   1,240
Due from affiliate                                                      237,374
                                                                      ---------
Total current assets                                                    238,614
                                                                      ---------

TOTAL ASSETS                                                          $ 238,614
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliate                                                      $   7,886
Accrued expenses                                                         13,240
                                                                      ---------
Total current liabilities                                                21,126
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
   authorized 50,000,000 shares;
   no shares outstanding
Common stock, no par value;
   100,000,000 shares authorized;
   40,000,000 shares issued                                             500,000
Accumulated deficit                                                    (282,512)
                                                                      ---------
Total stockholders' equity                                              217,488
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 238,614
                                                                      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                    2001                2000
                                                    ----                ----

EXPENSES:
Professional fees                                 $   5,500           $   6,000
General and administrative                            9,774              10,075
                                                  ---------           ---------
Total expenses                                       15,274              16,075

OTHER INCOME - Interest                              21,723              21,011
                                                  ---------           ---------

INCOME BEFORE INCOME TAXES                            6,449               4,936

INCOME TAXES                                            800                 800
                                                  ---------           ---------

NET INCOME                                            5,649               4,136

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR                               (288,161)           (292,297)
                                                  ---------           ---------

ACCUMULATED DEFICIT,
   END OF YEAR                                    $(282,512)          $(288,161)
                                                  =========           =========

NET INCOME PER SHARE                              $     .00           $     .00
                                                  =========           =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                            2001          2000
                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  5,649       $ 4,136
Adjustments to reconcile net income
  to net cash provided by (used in)
   operating activities:
  Changes in operating assets and liabilities:
    Due from affiliate                                    (12,472)       (5,662)
Accrued expenses                                            5,010         1,420
                                                         --------       -------
Net cash provided by (used in)
   operating activities                                    (1,813)         (106)

CASH, BEGINNING OF YEAR                                     3,053         3,159
                                                         --------       -------

CASH, END OF YEAR                                        $  1,240       $ 3,053
                                                         ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION - Income tax paid                    $    800       $   800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business -- Interdyne Company (the "Company") was incorporated in October 1946 in the state of California. On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On May 17, 1990, the Company's Amended Plan of Reorganization (the "Plan") was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990. On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan. All claims and interest are being settled in accordance with the terms of the Plan. On August 22, 1990, the Board of Directors approved a change in the Company's year-end to June 30, pursuant to the Plan.

      Concentrations of Credit Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of the receivables due from affiliate. The ultimate parent company of the affiliate acts as a guarantor for the balance due from affiliate.

      Income Taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see
      Note 3).

      Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

      Basic Net Income per Common Share -- Basic net income per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Weighted average shares for computing earnings per share were 40,000,000 for each of the years presented. There were no dilutive securities for any years presented.

2.    RELATED PARTY TRANSACTIONS

      At June 30, 2001 and 2000, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership. The advances bear interest of 9.5% per annum. Interest earned and received from the affiliate totaled $21,723 and $21,011, respectively, for the years ended June 30, 2001 and 2000. The balance of principal and accrued interest was $237,374 at June 30, 2001, which is guaranteed by the ultimate parent company of the affiliate.

      For the year ended June 30, 2001, an officer of the Company charged a management fee totaling $5,000 for the use of the use of his home office and for providing accounting and other services. Acculogic, Inc. charged a management fee totaling $5,000 for the year ended June 30, 2000, for providing similar services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2001 and 2000 represent state minimum franchise tax of $800. At June 30, 2001, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $19,500,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $1,000,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not had any disagreements with its independent auditor on any matter of accounting principles or practices or financial statements disclosure.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

      Name                    Age         Position
      ----                    ---         --------

Dr. Sun Tze Whang             57          Chairman of the Board
                                          and Chief Executive Officer

Kit Heng Tan                  51          Chief Financial Officer
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

      Dr. Sun Tze Whang has been Chairman of the Board and Chief Executive Officer since August 17, 1990. From December 1994 to the present, Dr. Whang has been a director of Metal Containers Pte Ltd ("Metal Containers"), a company incorporated in the Republic of Singapore, engaged in the manufacturing and sale of metal containers and in investment activities. From January 1985 to the present, Dr. Whang has also been a director of Riviera Development Pte. Ltd., a company incorporated in the Republic of Singapore ("Riviera"), whose principal business is investment. Riviera is a 53.2% owned subsidiary of Metal Containers. From May 1985 to the present, Dr. Whang has also been the Chairman and a director of Carlee Electronics Pte. Ltd., a company incorporated in the Republic of Singapore ("Carlee Electronics"), whose principal business is the manufacture and sale of industrial electronic products. Carlee is a 64.3% owned subsidiary of Riviera and a majority shareholder of the Company. From October 1972 to the present, Dr. Whang has been a director of Lam Soon (Hong Kong) Limited, a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong. From October 1984 to the present, Dr. Whang has been a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers.

      Kit Heng Tan has been Chief Financial Officer, Secretary and a director of the Company since August 17, 1990. From February 1996 to the present, Mr. Tan has been a director of Metal Containers. From January 31, 1991 to the present, Mr. Tan has been an officer and a director of Computer Peripherals, Inc., a California corporation, which is an affiliate of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and currently also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers. Mr. Tan is a Chartered Accountant (England & Wales) and a Certified Public Accountant of Singapore.

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2001, 2000 and 1999, there was no cash compensation paid to executive officers of the Company other than a sum of $5,000 paid to an officer of the Company during fiscal year 2001 for providing accounting and other services and for the use of his home office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2001, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                              Shares Owned
                              Beneficially
Beneficial Owner              and of Record           Percent of Class
----------------              -------------           ----------------

Carlee Electronics Pte. Ltd.    25,800,000               64.5%
271 Bukit Timah Road
#04-12 Balmoral Plaza
Singapore 259708

Officers and directors            (1)                     (1)
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2001, the outstanding principal balance was $160,000. The advances bear interest of 9.5% per annum. Interest earned from the affiliate were $21,723, $21,011, and $20,386 for the years ended June 30, 2001, 2000 and 1999, respectively.

      The Company uses the home office of an officer at 226 Sonoma Aisle, Irvine, CA 92618, and was charged management fee by the officer totaling $5,000 during fiscal year 2001 for the use of the home office and for providing accounting and other services.

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

Dated: September 18, 2001

                                          INTERDYNE COMPANY
                                           (Registrant)


                                          By: /s/ Kit H. Tan
                                             -----------------------------------
                                                  Kit H. Tan
                                                  Chief Financial Officer