Form 10QSB
period 2001-09-30
INTERDYNE CO
filed 2001-11-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes |X| No |_|

As of October 31, 2001, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheets as of
         September 30, 2001 and June 30, 2001 .........................    3

         Statements of Operations for the Quarter ended
         September 30, 2001 and September 30, 2000 ....................    4

         Statements of Cash Flows for the Quarter ended
         September 30, 2001 and September 30, 2000 ....................    5

         Notes to Financial Statements ................................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................    6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                        30-Sep-01      30-Jun-01
                                                        ---------      ---------
                                                      (Unaudited)      (Audited)
                                                                $              $

ASSETS
CURRENT ASSETS
    Cash                                                   9,423          1,240
    Due from affiliate                                   232,324        237,374
                                                        --------       --------

TOTAL CURRENT ASSETS                                     241,747        238,614
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                      7,886          7,886
    Accrued expenses                                      15,517         13,240
                                                        --------       --------

TOTAL CURRENT LIABILITIES                                 23,403         21,126
                                                        --------       --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                --             --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                            500,000        500,000
    Deficit since May 29, 1990                          (281,656)      (282,512)
                                                        --------       --------

TOTAL STOCKHOLDERS' EQUITY                               218,344        217,488
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               241,747        238,614
                                                        ========       ========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                            Quarter Ended
                                                      30-Sep-01        30-Sep-00
                                                      ---------        ---------
                                                    (Unaudited)      (Unaudited)
                                                              $                $

INCOME
    Interest earned                                      4,950            5,384

EXPENSES
    General and administrative                           2,294            1,947
    Management Fees                                      1,000            1,000
                                                       -------          -------
                                                         3,294            2,947
                                                       -------          -------

NET INCOME BEFORE TAXATION                               1,656            2,437

TAXATION                                                  (800)               0
                                                       -------          -------

NET INCOME AFTER TAXATION                                  856            2,437
                                                       =======          =======

NET INCOME PER SHARE                                   $0.0000          $0.0001
                                                       =======          =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                            For Quarter Ended
                                                          30-Sep-01    30-Sep-00
                                                          ---------    ---------
                                                        (Unaudited)  (Unaudited)
                                                                  $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                     856       2,437
                                                             -----      ------

Adjustments to reconcile net profit from operations
to net cash generated from operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliate - decrease/(increase)                 5,050      (5,383)
    Other accounts payable and
       accrued expenses - increase                           2,277       1,996
                                                             -----      ------

    Total adjustments                                        7,327      (3,387)
                                                             -----      ------

NET CASH GENERATED FROM OPERATING ACTIVITIES                 8,183        (950)

    Cash at beginning of period                              1,240       3,053

                                                             -----      ------
    Cash at end of period                                    9,423       2,103
                                                             =====      ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001 and the results of operations for the quarter ended September 30, 2001 and 2000 and changes in cash flows for the quarter ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2001, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2002.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Dated: November 5, 2001                                       By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                                Director/Chief Financial Officer