Form 10QSB
period 2002-03-31
INTERDYNE CO
filed 2002-05-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 1, 2002, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.


Exhibit Index Page No.  - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheets as of
         March 31, 2002 and June 30, 2001 ..................................   3

         Statements of Operations for the Quarter and Nine Months
         ended March 31, 2002 and March 31, 2001 ...........................   4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2002 and March 31, 2001 .................................   5

         Notes to Financial Statements .....................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   6

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                               Mar 31, 2002    Jun 30, 2001
                                                 --------        --------
                                                (Unaudited)      (Audited)
                                                        $               $
ASSETS
CURRENT ASSETS
    Cash                                            3,365           1,240
    Due from affiliates                           239,205         237,374
                                                 --------        --------
TOTAL CURRENT ASSETS                              242,570         238,614
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                               7,886           7,886
    Accrued expenses                               12,879          13,240
                                                 --------        --------
TOTAL CURRENT LIABILITIES                          20,765          21,126
                                                 --------        --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding         --              --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                     500,000         500,000
    Deficit since May 29, 1990                   (278,195)       (282,512)
                                                 --------        --------
TOTAL STOCKHOLDERS' EQUITY                        221,805         217,488
                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        242,570         238,614
                                                 ========        ========

                               INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS


                                        Quarter Ended               Nine Months Ended
                                 Mar 31, 2002   Mar 31, 2001   Mar 31, 2002    Mar 31, 2001
                                 ------------   ------------   ------------    ------------
                                  (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
                                            $              $              $               $
INCOME
    Interest earned                     5,038          5,420         14,960          16,173
                                 ------------   ------------   ------------    ------------
TOTAL INCOME                            5,038          5,420         14,960          16,173
                                 ------------   ------------   ------------    ------------

EXPENSES
    General and administrative          1,817          1,799          6,843           5,259
    Management Fees                     1,000          1,000          3,000           3,000
                                 ------------   ------------   ------------    ------------
                                        2,817          2,799          9,843           8,259
                                 ------------   ------------   ------------    ------------

NET PROFIT
    BEFORE TAXATION                     2,221          2,621          5,117           7,914

TAXATION                                    0              0           (800)           (800)
                                 ------------   ------------   ------------    ------------
NET PROFIT
    AFTER TAXATION                      2,221          2,621          4,317           7,114
                                 ============   ============   ============    ============

EARNING/(LOSS) PER SHARE         $     0.0001   $     0.0001   $     0.0001    $     0.0002
                                 ============   ============   ============    ============

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                           For Nine Months Ended
                                                        Mar 31, 2002    Mar 31, 2001
                                                        ------------    ------------
                                                         (Unaudited)     (Unaudited)
                                                                   $               $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                     4,317           7,114
                                                        ------------    ------------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                 (1,831)         (6,922)
    Due to affiliates - (decrease)/increase                        0               0
    Accrued expenses - (decrease)                               (361)         (1,003)
                                                        ------------    ------------
    Total adjustments                                         (2,192)         (7,925)
                                                        ------------    ------------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                    2,125            (811)

    Cash at beginning of period                                1,240           3,053
                                                        ------------    ------------
    Cash at end of period                                      3,365           2,242
                                                        ============    ============

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS


Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002 and the results of operations for the quarter and nine months ended March 31, 2002 and 2001 and changes in cash flows for the nine months ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2001, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2002.


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



                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Dated : May 7, 2002                                          By : /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer