Form 10KSB
period 2002-06-30
INTERDYNE CO
filed 2002-09-30
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

      California                                         95-2563023
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      335 Elan Village Lane #420
      San Jose, CA                                       95134
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (408) 943-8046

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

Total revenues for registrants fiscal year ended June 30, 2002 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2002 was $142,000.

As of August 31, 2002, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None
Exhibit Index Page Number: None                                     Page 1 of 13

                                     PART I

ITEM 1. BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2. PROPERTIES

      The Company uses the home office of an officer at 335 Elan Village Lane #420, San Jose, CA 95134, and was charged management fees by the officer of $5,000 per annum during fiscal years 2002 and 2001 for the use of the home office and for providing accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 1999 and ending June 30, 2002. The prices for year ended June 30, 2002 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         1999
         ----
Quarter ended September 30                  $0.01            $0.01
Quarter ended December 31                   $0.01            $0.01


         2000
         ----
Quarter ended March 31                      $0.01            $0.01
Quarter ended June 30                       $0.06            $0.07
Quarter ended September 30                  $0.04            $0.10
Quarter ended December 31                   $0.04            $0.07

         2001
         ----
Quarter ended March 31                      $0.03            $0.04
Quarter ended June 30                       $0.03            $0.03
Quarter ended September 30                  $0.02            $0.02
Quarter ended December 31                   $0.01            $0.01

         2002
         ----
Quarter ended March 31                      $0.01            $0.01
Quarter ended June 30                       $0.01            $0.01

      As of August 31, 2002, both the high and low bid prices for the Company's Common Stock were $0.01. There were approximately 1,627 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2002, the outstanding principal balance totaled $160,000. The advances bear interest of 8.5% per annum for the years ended June 30, 2002 and 9.5% per annum for the year ended June 30, 2001. Interest earned from the affiliate were $20,079 and $21,723 for the years ended June 30, 2002 and 2001, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 14)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. Kit Heng Tan charged the Company the sum of $5,000 for the fiscal years 2002 and 2001 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2002 and for the years ended June 30, 2002 and 2001 are set forth on the following pages.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2002 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's only source of revenue is from interest on a receivable from a related party entity. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.


s/s Farber & Hass LLP
September 13, 2002
Oxnard, California

INTERDYNE COMPANY


BALANCE SHEET
JUNE 30, 2002


ASSETS

CURRENT ASSETS:
Cash                                                                  $   2,712
Due from affiliate                                                      244,325
                                                                      ---------
Total current assets                                                    247,037
                                                                      ---------

TOTAL ASSETS                                                          $ 247,037
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliate                                                      $   7,886
Accrued expenses                                                         19,547
                                                                      ---------
Total current liabilities                                                27,433
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
    authorized 50,000,000 shares;
    no shares outstanding
Common stock, no par value;
    100,000,000 shares authorized;
    40,000,000 shares issued and outstanding                            500,000
Accumulated deficit                                                    (280,396)
                                                                      ---------
Total stockholders' equity                                              219,604
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 247,037
                                                                      =========


See accompanying notes to financial statements.

INTERDYNE COMPANY


STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                      2002               2001
                                                      ----               ----

EXPENSES:
Professional fees                                  $   6,090          $   5,500
General and administrative                            11,073              9,774
                                                   ---------          ---------
Total expenses                                        17,163             15,274

OTHER INCOME - Interest                               20,079             21,723
                                                   ---------          ---------

INCOME BEFORE INCOME TAXES                             2,916              6,449

INCOME TAXES                                             800                800
                                                   ---------          ---------

NET INCOME                                             2,116              5,649

ACCUMULATED DEFICIT,
    BEGINNING OF YEAR                               (282,512)          (288,161)
                                                   ---------          ---------

ACCUMULATED DEFICIT,
    END OF YEAR                                    $(280,396)         $(282,512)
                                                   =========          =========

NET INCOME PER SHARE                               $    0.00          $    0.00
                                                   =========          =========


See accompanying notes to financial statements.

INTERDYNE COMPANY


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                          2002            2001
                                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 2,116        $  5,649
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Changes in operating assets
      and liabilities:
      Due from affiliate                                 (6,951)        (12,472)
      Accrued expenses                                    6,307           5,010
                                                        -------        --------
Net cash provided by (used in)
  operating activities                                    1,472          (1,813)

CASH, BEGINNING OF YEAR                                   1,240           3,053
                                                        -------        --------

CASH, END OF YEAR                                       $ 2,712        $  1,240
                                                        =======        ========


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION - Income tax paid                  $   800        $    800


See accompanying notes to financial statements.

INTERDYNE COMPANY


NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Interdyne Company (the "Company") was incorporated in October 1946 in the state of California. On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On May 17, 1990, the Company's Amended Plan of Reorganization (the "Plan") was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990. On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan. All claims and interest have been settled in accordance with the terms of the Plan. On August 22, 1990, the Board of Directors approved a change in the Company's year-end to June 30, pursuant to the Plan.

      Going Concern - The Company's only source of revenue is from interest on a receivable from a related party entity. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

2.    RELATED PARTY TRANSACTIONS

      At June 30, 2002 and 2001, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership. The advances bear interest during June 30, 2002 and 2001 of 8.5% and 9.5% per annum, respectively. Interest recorded from the affiliate totaled $20,079 and $21,723, respectively, for the years ended June 30, 2002 and 2001. The balance of principal and accrued interest was $244,325 at June 30, 2002, which is guaranteed by the ultimate parent company of the affiliate.

      An officer of the Company charged a management fee totaling $5,000 for each of the years ended June 30, 2002 and 2001 for the use of a home office, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2002 and 2001 represent state minimum franchise tax of $800. At June 30, 2002, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $11,000,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $1,700,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

4.    MANAGEMENT'S PLANS (UNAUDITED)

      Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2003.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

     Name                  Age           Position
     ----                  ---           --------

Dr. Sun Tze Whang          58            Chairman of the Board
                                         and Chief Executive Officer

Kit Heng Tan               52            Chief Financial Officer
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

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2002, 2001 and 2000, there was no cash compensation paid to executive officers of the Company other than a sum of $5,000 charged by an officer of the Company during fiscal years 2002 and 2001 for providing accounting and other services and for the use of his home office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2002, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2002, the outstanding principal balance was $160,000. The advances bear interest of 8.5% per annum for year ended June 30, 2002 and 9.5% per annum for year ended June 30, 2001. Interest earned from the affiliate were $20,079, $21,723, and$21,011, for the years ended June 30, 2002, 2001 and 2000, respectively.

      The Company uses the home office of an officer at 335 Elan Village Lane #420, CA 95134, and was charged management fees by the officer of $5,000 per annum during fiscal years 2002 and 2001 for the use of the home office and for providing accounting and other services.

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


Dated: September 18, 2002



                                           INTERDYNE COMPANY
                                             (Registrant)


                                           By:  /s/ Kit H. Tan
                                              ----------------
                                                Kit H. Tan
                                                Chief Financial Officer