Form 10QSB
period 2002-09-30
INTERDYNE CO
filed 2002-11-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                           95-2563023
   (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)

335 Elan Village Lane #420, California                               95134
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

As of October 31, 2002, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - 8

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheets as of
         September 30, 2002 and June 30, 2002 ..........................   3

         Statements of Operations for the Quarter ended
         September 30, 2002 and September 30, 2001 .....................   4

         Statements of Cash Flows for the Quarter ended
         September 30, 2002 and September 30, 2001 .....................   5

         Notes to Financial Statements .................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................   6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                      30-Sep-02        30-Jun-02
                                                     -----------      ----------
                                                     (Unaudited)       (Audited)

ASSETS
CURRENT ASSETS
    Cash                                              $   1,328       $   2,712
    Due from affiliate                                  249,553         244,325
                                                      ---------       ---------
TOTAL CURRENT ASSETS                                  $ 250,881       $ 247,037
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                 $   7,886       $   7,886
    Accrued expenses                                     21,883          19,547
                                                      ---------       ---------
TOTAL CURRENT LIABILITIES                             $  29,769       $  27,433
                                                      ---------       ---------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding               --              --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                         $ 500,000       $ 500,000
    Deficit since May 29, 1990                         (278,888)       (280,396)
                                                      ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                            $ 221,112       $ 219,604
                                                      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 250,881       $ 247,037
                                                      =========       =========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                           Quarter Ended
                                                    30-Sep-02         30-Sep-01
                                                   -----------       -----------
                                                   (Unaudited)       (Unaudited)

INCOME
    Interest earned                                  $ 5,229           $ 4,950

EXPENSES
    General and administrative                           921             2,294
    Management Fees                                    2,000             1,000
                                                     -------           -------
                                                     $ 2,921           $ 3,294
                                                     -------           -------

NET INCOME BEFORE TAXATION                           $ 2,308           $ 1,656

TAXATION                                                (800)             (800)
                                                     -------           -------
NET INCOME AFTER TAXATION                            $ 1,508           $   856
                                                     =======           =======
NET INCOME PER SHARE                                 $0.0000           $0.0000
                                                     =======           =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                          For Quarter Ended
                                                        30-Sep-02     30-Sep-01
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                               $ 1,508       $  856
                                                         -------       ------
Adjustments to reconcile net profit from operations
to net cash generated from operating activities:
    Increase/decrease resulting from changes in:
    Due from affiliate - decrease/(increase)              (5,228)       5,050
    Other accounts payable and
       accrued expenses - increase                         2,336        2,277
                                                         -------       ------
    Total adjustments                                     (2,892)       7,327
                                                         -------       ------
NET CASH GENERATED FROM/(USED IN)
     OPERATING ACTIVITIES                                 (1,384)       8,183

    Cash at beginning of period                            2,712        1,240
                                                         -------       ------
    Cash at end of period                                $ 1,328       $9,423
                                                         =======       ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2002 and the results of operations for the quarter ended September 30, 2002 and 2001 and changes in cash flows for the quarter ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2002, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2003.

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

                                               INTERDYNE COMPANY
                                               (Registrant)


     Dated: November 6, 2002                   By: /s/ Kit H. Tan
                                               ------------------
                                               Kit H. Tan
                                               Director /Chief Financial Officer

CERTIFICATIONS

I, Kit Tan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interdyne Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 6, 2002


/s/ S. T. Whang                         /s/ Kit H. Tan
-----------------------                 -----------------------
Chief Executive Officer                 Chief Financial Officer