Form 10QSB
period 2002-12-31
INTERDYNE CO
filed 2003-02-11
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                             95-2563023
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

335 Elan Village Lane #420, San Jose, California                   95134
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

As of January 27, 2003, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheets as of
         December 31, 2002 and June 30, 2002 ................................  3

         Statements of Income for the Quarter and Six Months
         ended December 31, 2002 and December 31, 2001 ......................  4

         Statements of Cash Flows for the Six Months ended
         December 31, 2002 and December 31, 2001 ............................  5

         Notes to Financial Statements ......................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................  6

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                        Dec-31-02      Jun-30-02
                                                       (Unaudited)     (Audited)
                                                               $               $
ASSETS
CURRENT ASSETS
    Cash                                                     799          2,712
    Due from affiliates                                  246,887        244,325
                                                        --------       --------
TOTAL CURRENT ASSETS                                     247,686        247,037
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                      7,886          7,886
    Accrued expenses                                      16,737         19,547
                                                        --------       --------
TOTAL CURRENT LIABILITIES                                 24,623         27,433
                                                        --------       --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                --             --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                            500,000        500,000
    Deficit since May 29, 1990                          (276,937)      (280,396)
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY                               223,063        219,604
                                                        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               247,686        247,037
                                                        ========       ========

                                INTERDYNE COMPANY
                              STATEMENTS OF INCOME

                                    Quarter Ended           Six Months Ended
                               Dec-31-02    Dec-31-01    Dec-31-02    Dec-31-01
                               ---------    ---------    ---------    ---------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                       $            $            $            $
INCOME
   Interest earned                5,234        4,972       10,463        9,922
                               --------     --------     --------     --------
TOTAL INCOME                      5,234        4,972       10,463        9,922
                               --------     --------     --------     --------

EXPENSES
   General and administrative     2,283        2,732        3,204        5,027
   Management Fees                1,000        1,000        3,000        2,000
                               --------     --------     --------     --------
                                  3,283        3,732        6,204        7,027
                               --------     --------     --------     --------

NET PROFIT
   BEFORE TAXATION                1,951        1,240        4,259        2,895

TAXATION                              0            0         (800)        (800)
                               --------     --------     --------     --------
NET PROFIT
   AFTER TAXATION                 1,951        1,240        3,459        2,095
                               ========     ========     ========     ========

EARNING/(LOSS) PER SHARE       $0.00005     $0.00003     $0.00009     $0.00005
                               ========     ========     ========     ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                          For Six Months Ended
                                                         Dec-31-02    Dec-31-01
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
                                                                 $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                  3,459         2,095
                                                          -------       -------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)              (2,562)           79
    Accrued expenses - (decrease)                          (2,810)         (152)
                                                          -------       -------
    Total adjustments                                      (5,372)          (73)
                                                          -------       -------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                (1,913)        2,022

    Cash at beginning of period                             2,712         1,240
                                                          -------       -------
    Cash at end of period                                     799         3,262
                                                          =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION - Income tax paid                    $   800       $   800

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2002 and the results of operations for the quarter and six months ended December 31, 2002 and 2001 and changes in cash flows for the six months ended December 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2002, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2003.

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

                                               INTERDYNE COMPANY
                                                     (Registrant)


Dated : January 27, 2003                       By: /s/ Kit H. Tan
                                                  --------------------------
                                                       Kit H. Tan
                                               Director /Chief Financial Officer

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

Date January 27, 2003

/s/ S. T. Whang                            /s/ Kit H. Tan
    -----------------------                    ------------------------
Chief Executive Officer                    Chief Financial Officer