Form 10QSB
period 2003-03-31
INTERDYNE CO
filed 2003-05-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 1, 2003, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of
        March 31, 2003 and June 30, 2002 ...............................   3

        Statements of Operations for the Quarter and Nine Months
        ended March 31, 2003 and March 31, 2002 ........................   4

        Statements of Cash Flows for the Nine Months ended
        March 31, 2003 and March 31, 2002 ..............................   5

        Notes to Financial Statements ..................................   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................   6

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                   Mar 31, 2003    Jun 30, 2002
                                                   ------------    ------------
                                                    (Unaudited)       (Audited)
                                                              $               $
ASSETS
CURRENT ASSETS
    Cash                                                  1,068           2,712
    Due from affiliates                                 251,671         244,325
                                                       --------        --------
TOTAL CURRENT ASSETS                                    252,739         247,037
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                     7,886           7,886
    Accrued expenses                                     19,635          19,547
                                                       --------        --------
TOTAL CURRENT LIABILITIES                                27,521          27,433
                                                       --------        --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding               --              --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                           500,000         500,000
    Deficit since May 29, 1990                         (274,782)       (280,396)
                                                       --------        --------
TOTAL STOCKHOLDERS' EQUITY                              225,218         219,604
                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              252,739         247,037
                                                       ========        ========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                          Quarter Ended                  Nine Months Ended
                                  Mar 31, 2003    Mar 31, 2002    Mar 31, 2003     Mar 31, 2002
                                  ------------    ------------    ------------     ------------
                                   (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                             $               $               $                $
INCOME
    Interest earned                      5,284           5,038          15,746           14,960
                                       -------         -------         -------          -------
TOTAL INCOME                             5,284           5,038          15,746           14,960
                                       -------         -------         -------          -------

EXPENSES
    General and administrative           2,012           1,817           5,332            6,843
    Management Fees                      1,000           1,000           4,000            3,000
                                       -------         -------         -------          -------
                                         3,012           2,817           9,332            9,843
                                       -------         -------         -------          -------

NET PROFIT
    BEFORE TAXATION                      2,272           2,221           6,414            5,117

TAXATION                                     0               0            (800)            (800)
                                       -------         -------         -------          -------
NET PROFIT
    AFTER TAXATION                       2,272           2,221           5,614            4,317
                                       =======         =======         =======          =======

EARNING/(LOSS) PER SHARE               $0.0001         $0.0001         $0.0001          $0.0001
                                       =======         =======         =======          =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                            For Nine Months Ended
                                                        Mar 31, 2003    Mar 31, 2002
                                                        ------------    ------------
                                                         (Unaudited)     (Unaudited)
                                                                   $               $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                     5,614           4,317
                                                              ------          ------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - (increase)                          (7,346)         (1,831)
    Accrued expenses - increase/(decrease)                        88            (361)
                                                              ------          ------
    Total adjustments                                         (7,258)         (2,192)
                                                              ------          ------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                   (1,644)          2,125

    Cash at beginning of period                                2,712           1,240
                                                              ------          ------
    Cash at end of period                                      1,068           3,365
                                                              ======          ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2003 and the results of operations for the quarter and nine months ended March 31, 2003 and 2002 and changes in cash flows for the nine months ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2002, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2003.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


        Dated: May 5, 2003                                    By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                                Director/Chief Financial Officer

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

Date: May 5, 2003


/s/ S. T. Whang                         /s/ Kit H. Tan
------------------------                ---------------------------
Chief Executive Officer                 Chief Financial Officer