Form 10KSB
period 2003-06-30
INTERDYNE CO
filed 2003-09-30
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Total revenues for registrants fiscal year ended June 30, 2003 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2003 was $284,000.

As of August 31, 2003, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index Page Number: None

                                     PART I

ITEM 1. BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2. PROPERTIES

      The Company uses the home office of an officer at 335 Elan Village Lane #420, San Jose, CA 95134, and was charged management fees by the officer of $6,000 per annum during fiscal years 2003 and 2002 for the use of the home office and for providing accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2000 and ending June 30, 2003. The prices for year ended June 30, 2003 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

    2000
Quarter ended September 30                                    $0.04        $0.10
Quarter ended December 31                                     $0.04        $0.07

    2001
Quarter ended March 31                                        $0.03        $0.04
Quarter ended June 30                                         $0.03        $0.03
Quarter ended September 30                                    $0.02        $0.02
Quarter ended December 31                                     $0.01        $0.01

    2002
Quarter ended March 31                                        $0.01        $0.01
Quarter ended June 30                                         $0.01        $0.01
Quarter ended September 30                                    $0.01        $0.01
Quarter ended December 31                                     $0.01        $0.01

    2003
Quarter ended March 31                                        $0.01        $0.01
Quarter ended June 30                                         $0.01        $0.02

      As of August 31, 2003, both the high and low bid prices for the Company's Common Stock were $0.02. There were approximately 1,632 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2003, the outstanding principal balance totaled $160,000. The advances bear interest 8.5% per annum for the years ended June 30, 2003 and 2002. Interest earned from the affiliate were $21,120 and $20,079 for the years ended June 30, 2003 and 2002, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 14)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2003 and 2002 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2003 and for the years ended June 30, 2003 and 2002 are set forth on the following pages.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2003 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.


s/s Farber & Hass LLP
August 5, 2003
Oxnard, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2003
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                  $     857
Due from affiliate                                                      256,044
                                                                      ---------
Total current assets                                                    256,901
                                                                      ---------

TOTAL ASSETS                                                          $ 256,901
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliate                                                      $   7,886
Accrued professional fees                                                 5,400
Accrued management fees to related party                                 16,000
Other accrued expenses                                                    2,470
                                                                      ---------
Total current liabilities                                                31,756
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
    authorized 50,000,000 shares;
    no shares outstanding
Common stock, no par value;
    100,000,000 shares authorized;
    40,000,000 shares issued and outstanding                            500,000
Accumulated deficit                                                    (274,855)
                                                                      ---------
Total stockholders' equity                                              225,145
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 256,901
                                                                      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                          2003           2002
                                                       ---------      ---------

EXPENSES:
Professional fees                                      $   5,855      $   6,090
General and administrative (including related
  party expenses of $6,000 in 2003 and 2002)               8,924         11,073
                                                       ---------      ---------
Total expenses                                            14,779         17,163

OTHER INCOME - Interest                                   21,120         20,079
                                                       ---------      ---------

INCOME BEFORE INCOME TAXES                                 6,341          2,916

INCOME TAXES                                                 800            800
                                                       ---------      ---------

NET INCOME                                                 5,541          2,116

ACCUMULATED DEFICIT,
    BEGINNING OF YEAR                                   (280,396)      (282,512)
                                                       ---------      ---------

ACCUMULATED DEFICIT,
    END OF YEAR                                        $(274,855)     $(280,396)
                                                       =========      =========

NET INCOME PER SHARE                                   $    0.00      $    0.00
                                                       =========      =========

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                          2003            2002
                                                        --------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  5,541        $ 2,116
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Changes in operating assets
      and liabilities:
      Due from affiliate                                 (11,719)        (6,951)
      Accrued expenses                                     4,323          6,307
                                                        --------        -------
Net cash provided by (used in)
  operating activities                                    (1,855)         1,472

CASH, BEGINNING OF YEAR                                    2,712          1,240
                                                        --------        -------

CASH, END OF YEAR                                       $    857        $ 2,712
                                                        ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION - Income tax paid                $    800        $   800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results may differ from those estimates.

      Basic Net Income per Common Share - Basic net income per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Weighted average shares for computing earnings per share were 40,000,000 for each of the years presented. There were no dilutive securities for any years presented.

2.    RELATED PARTY TRANSACTIONS

      At June 30, 2003 and 2002, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership. The advances bear interest during June 30, 2003 and 2002 of 8.5% per annum. Interest recorded from the affiliate totalled $21,120 and $20,079, respectively, for the years ended June 30, 2003 and 2002. The balance of principal and accrued interest was $256,044 at June 30, 2003, which is guaranteed by the ultimate parent company of the affiliate.

      An officer of the Company charged a management fee totalling $6,000 for each of the years ended June 30, 2003 and 2002 for the use of a home office, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2003 and 2002 represent state minimum franchise tax of $800. At June 30, 2003, the Company had net operating loss carryforwards for Federal income tax purposes totalling approximately $4,500,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $6,600,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

4.    MANAGEMENT'S PLANS (UNAUDITED)

      Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2004.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

      Name                      Age             Position
      ----                      ---             --------

Dr. Sun Tze Whang               59              Chairman of the Board
                                                and Chief Executive Officer

Kit Heng Tan                    53              Chief Financial Officer
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

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2003, 2002 and 2001, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company during the fiscal years 2003 and 2002 for providing accounting and other services and for the use of his home office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2003, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2003, the outstanding principal balance was $160,000. The advances bear interest of 8.5% per annum for years ended June 30, 2003 and 2002. Interest earned from the affiliate were $21,120, $20,079, and$21,723, for the years ended June 30, 2003, 2002 and 2001, respectively.

      The Company uses the home office of an officer at 335 Elan Village Lane #420, CA 95134, and was charged management fees by the officer of $6,000 per annum during fiscal years 2003 and 2002 for the use of the home office and for providing accounting and other services.

      Dr. Sun Tze Whang, may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 13. CONTROLS AND PROCEDURES

      The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the Securities and Exchange Commissions within the required time periods.

      Since the date of the most recent evaluation of the Company's internal controls by the Company's Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

      (3) Exhibits                                                        Page

          31.1     Certification pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002                             14
          31.2     Certification pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002                             15
          32       Certification pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002                             16

      All supporting schedules have been omitted, as the information is not required, not material or is otherwise furnished.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 23, 2003

                                        INTERDYNE COMPANY
                                        (Registrant)


                                        By: /s/ Kit H. Tan
                                           ---------------------------
                                            Kit H. Tan
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title               Capacity                     Date

/s/ Sun Tze Whang
-----------------
Sun Tze Whang                   Director  and                September 23, 2003
Chief Executive Officer         Chief Executive Officer

/s/ Kit H. Tan
--------------
Kit H. Tan                      Director  and                September 23, 2003
Chief Financial Officer         Chief Financial Officer