Form 10QSB
period 2003-09-30
INTERDYNE CO
filed 2003-11-12
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes |X| No |_|

As of October 31, 2003, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of
         September 30, 2003 and June 30, 2003 ..........................   3

         Statements of Operations for the Quarter ended
         September 30, 2003 and September 30, 2002 .....................   4

         Statements of Cash Flows for the Quarter ended
         September 30, 2003 and September 30, 2002 .....................   5

         Notes to Financial Statements .................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................   6

PART II. OTHER INFORMATION

Item 6.  Exhibits ......................................................   7

Signatures .............................................................   7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                      30-Sep-03         30-Jun-03
                                                      ---------         ---------
                                                     (Unaudited)        (Audited)
ASSETS
CURRENT ASSETS
    Cash                                              $   7,286         $     857
    Due from affiliate                                  233,374           256,044
                                                      ---------         ---------
TOTAL CURRENT ASSETS                                  $ 240,660         $ 256,901
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                 $      --         $   7,886
    Accrued professional fees                             7,135             5,400
    Accrued management fees to related party              5,500            16,000
    Other accrued expenses                                2,390             2,470
                                                      ---------         ---------
TOTAL CURRENT LIABILITIES                             $  15,025         $  31,756
                                                      ---------         ---------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding               --                --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                         $ 500,000         $ 500,000
    Deficit since May 29, 1990                         (274,365)         (274,855)
                                                      ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                            $ 225,635         $ 225,145
                                                      ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 240,660         $ 256,901
                                                      =========         =========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                        Quarter Ended
                                                 30-Sep-03           30-Sep-02
                                                 ---------           ---------
                                                (Unaudited)         (Unaudited)

INCOME
    Interest earned                               $ 5,216             $ 5,229

EXPENSES
    General and administrative                      2,426                 921
    Management Fees                                 1,500               2,000
                                                  -------             -------
                                                  $ 3,926             $ 2,921
                                                  -------             -------

NET INCOME BEFORE TAXATION                        $ 1,290             $ 2,308

TAXATION                                             (800)               (800)
                                                  -------             -------
NET INCOME AFTER TAXATION                         $   490             $ 1,508
                                                  =======             =======
NET INCOME PER SHARE                              $0.0000             $0.0000
                                                  =======             =======

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                               For Quarter Ended
                                                          30-Sep-03        30-Sep-02
                                                          ---------        ---------
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                 $    490         $ 1,508
                                                           --------         -------
Adjustments to reconcile net profit from operations
to net cash generated from operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliate - decrease/(increase)                 22,670          (5,228)
    Due to affiliate - (decrease)                            (7,886)             --
    Other accounts payable and
       accrued expenses - (decrease)/increase                (8,845)          2,336
                                                           --------         -------
    Total adjustments                                         5,939          (2,892)
                                                           --------         -------
NET CASH GENERATED FROM/(USED IN)
     OPERATING ACTIVITIES                                     6,429          (1,384)

    Cash at beginning of period                                 857           2,712

                                                           --------         -------
    Cash at end of period                                  $  7,286         $ 1,328
                                                           ========         =======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2003 and the results of operations for the quarter ended September 30, 2003 and 2002 and changes in cash flows for the quarter ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2003, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3. Controls and Procedures

      a. As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

      b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits

      a. 31.1 Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      b. 31.2 Certification of the Company's Chief Financial Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      c. 32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date: November 7, 2003                                     By: /s/ Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                                Director/Chief Executive Officer


                                                              By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                                Director/Chief Financial Officer