Form 10QSB
period 2003-12-31
INTERDYNE CO
filed 2004-02-11
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 30, 2004, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of
         December 31, 2003 and June 30, 2003 ...............................   3

         Statements of Income for the Quarter and Six Months
         ended December 31, 2003 and December 31, 2002 .....................   4

         Statements of Cash Flows for the Six Months ended
         December 31, 2003 and December 31, 2002 ...........................   5

         Notes to Financial Statements .....................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   6

PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................   7

Signatures .................................................................   7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                     Dec-31-03        Jun-30-03
                                                     ---------        ---------
                                                   (Unaudited)        (Audited)
                                                             $                $
ASSETS
CURRENT ASSETS
    Cash                                                 2,144              857
    Due from affiliates                                236,360          256,044
                                                      --------         --------
TOTAL CURRENT ASSETS                                   238,504          256,901
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to affiliates                                       --            7,886
    Accrued management fees to related party             7,000           16,000
    Accrued expenses                                     4,620            7,870
                                                      --------         --------
TOTAL CURRENT LIABILITIES                               11,620           31,756
                                                      --------         --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding              --               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                          500,000          500,000
    Deficit since May 29, 1990                        (273,116)        (274,855)
                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY                             226,884          225,145
                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             238,504          256,901
                                                      ========         ========

                                INTERDYNE COMPANY
                              STATEMENTS OF INCOME

                                      Quarter Ended               Six Months Ended
                                  Dec-31-03    Dec-31-02      Dec-31-03       Dec-31-02
                                  ---------    ---------      ---------       ---------
                                (Unaudited)  (Unaudited)    (Unaudited)     (Unaudited)
                                          $            $              $               $
INCOME
    Interest earned                   4,985        5,234         10,201          10,463
                                   --------     --------       --------        --------
TOTAL INCOME                          4,985        5,234         10,201          10,463
                                   --------     --------       --------        --------

EXPENSES
    General and administrative        2,236        2,283          4,662           3,204
    Management Fees                   1,500        1,000          3,000           3,000
                                   --------     --------       --------        --------
                                      3,736        3,283          7,662           6,204
                                   --------     --------       --------        --------

NET PROFIT
    BEFORE TAXATION                   1,249        1,951          2,539           4,259

TAXATION                                 --           --           (800)           (800)
                                   --------     --------       --------        --------
NET PROFIT
    AFTER TAXATION                    1,249        1,951          1,739           3,459
                                   ========     ========       ========        ========

EARNING/(LOSS) PER SHARE           $0.00003     $0.00005       $0.00004        $0.00009
                                   ========     ========       ========        ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                 For Six Months Ended
                                                               Dec-31-03      Dec-31-02
                                                               ---------      ---------
                                                             (Unaudited)    (Unaudited)
                                                                       $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                         1,739          3,459
                                                                 -------         ------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                     19,684         (2,562)
    Due to affiliates - (decrease)                                (7,886)            --
    Accrued management fees to related party - (decrease)         (9,000)            --
    Accrued expenses - (decrease)                                 (3,250)        (2,810)
                                                                 -------         ------
    Total adjustments                                               (452)        (5,372)
                                                                 -------         ------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                        1,287         (1,913)

    Cash at beginning of period                                      857          2,712
                                                                 -------         ------
    Cash at end of period                                          2,144            799
                                                                 =======         ======

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2003 and the results of operations for the quarter and six months ended December 31, 2003 and 2002 and changes in cash flows for the six months ended December 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2003, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2004.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date : February 4, 2004                                   By : /s/ Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                             By : /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer