Form 10KSB
period 2004-06-30
INTERDYNE CO
filed 2004-09-23
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Total revenues for registrants fiscal year ended June 30, 2004 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2004 was $426,000.

As of August 31, 2004, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index Page Number: None

                                     PART I

ITEM 1. BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2. PROPERTIES

      The Company uses the home office of an officer at 335 Elan Village Lane #420, San Jose, CA 95134, and was charged management fees by the officer of $6,000 per annum during fiscal years 2004 and 2003 for the use of the home office and for providing accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of high and low bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2001 and ending June 30, 2004. The prices for year ended June 30, 2004 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


    2001
Quarter ended September 30         $0.02         $0.02
Quarter ended December 31          $0.01         $0.01

    2002
Quarter ended March 31             $0.01         $0.01
Quarter ended June 30              $0.01         $0.01
Quarter ended September 30         $0.01         $0.01
Quarter ended December 31          $0.01         $0.01

    2003
Quarter ended March 31             $0.01         $0.01
Quarter ended June 30              $0.01         $0.02
Quarter ended September 30         $0.02         $0.02
Quarter ended December 31          $0.04         $0.04

    2004
Quarter ended March 31             $0.05         $0.05
Quarter ended June 30              $0.04         $0.04

      As of August 31, 2004, both the high and low bid prices for the Company's Common Stock were $0.03. There were approximately 1,637 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2004, the outstanding principal balance totaled $160,000. The advances bear interest 8.5% per annum for the years ended June 30, 2004 and 2003. Interest earned from the affiliate were $20,426 and $21,120 for the years ended June 30, 2004 and 2003, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Dr. Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2004 and 2003 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 are set forth on the following pages.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2004 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.


s/s Farber & Hass LLP
September 7, 2004
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2004
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                  $     589
Due from affiliate                                                      246,585
                                                                      ---------
Total current assets                                                    247,174
                                                                      ---------

TOTAL ASSETS                                                          $ 247,174
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued professional fees                                             $   5,775
Accrued management fees to related party                                 10,000
Other accrued expenses                                                    2,788
                                                                      ---------
Total current liabilities                                                18,563
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
    authorized 50,000,000 shares;
    no shares outstanding
Common stock, no par value;
    100,000,000 shares authorized;
    39,999,942 shares issued and outstanding                            500,000
Accumulated deficit                                                    (271,389)
                                                                      ---------
Total stockholders' equity                                              228,611
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 247,174
                                                                      =========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                       2004              2003
                                                       ----              ----

EXPENSES:
Professional fees                                   $   6,560         $   5,855
General and administrative                              3,600             2,924
Management fees to related party                        6,000             6,000
                                                    ---------         ---------
Total expenses                                         16,160            14,779

OTHER INCOME - Interest from affiliate                 20,426            21,120
                                                    ---------         ---------

INCOME BEFORE INCOME TAXES                              4,266             6,341

INCOME TAXES                                              800               800
                                                    ---------         ---------

NET INCOME                                              3,466             5,541

ACCUMULATED DEFICIT,
    BEGINNING OF YEAR                                (274,855)         (280,396)
                                                    ---------         ---------

ACCUMULATED DEFICIT,
    END OF YEAR                                     $(271,389)        $(274,855)
                                                    =========         =========

NET INCOME PER SHARE                                $    0.00         $    0.00
                                                    =========         =========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                        2004             2003
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 3,466         $  5,541
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Changes in operating assets
      and liabilities:
      Due from affiliate                                 9,495          (11,719)
      Due to affiliate                                  (7,886)
      Accrued expenses                                  (5,307)           4,323
                                                       -------         --------
Net cash provided by (used in)
  operating activities                                    (268)          (1,855)

CASH, BEGINNING OF YEAR                                    857            2,712
                                                       -------         --------

CASH, END OF YEAR                                      $   589         $    857
                                                       =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION - Income tax paid                 $   800         $    800

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

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

      Basic Net Income per Common Share - Basic net income per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Weighted average shares for computing earnings per share were 39,999,942 for each of the years presented. There were no dilutive securities for any years presented.

      Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

      Recent Accounting Pronouncements - In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company's financial condition or results of operations.

      The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

2.    RELATED PARTY TRANSACTIONS

      At June 30, 2004 and 2003, the outstanding principal balance of $160,000 related to advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest during June 30, 2004 and 2003 of 8.25% per annum. Interest recorded from the affiliate totalled $20,426 and $21,120, respectively, for the years ended June 30, 2004 and 2003. The balance of principal and accrued interest was $246,585 at June 30, 2004, which is guaranteed by the ultimate parent company of the affiliate.

      An officer of the Company charged a management fee totalling $6,000 for each of the years ended June 30, 2004 and 2003 for the use of a home office, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2004 and 2003 represent state minimum franchise tax of $800. At June 30, 2004, the Company had net operating loss carryforwards for Federal income tax purposes totalling approximately $2,000,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $2,500,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire at various dates through the year 2007 for Federal income tax purposes.

4.    MANAGEMENT'S PLANS (UNAUDITED)

      Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2005.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

        Name                  Age           Position
        ----                  ---           --------

Dr. Sun Tze Whang              60           Chairman of the Board
                                            and Chief Executive Officer

Kit Heng Tan                   54           Chief Financial Officer
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

      Kit Heng Tan has been Chief Financial Officer, Secretary and a director of the Company since August 17, 1990. From January 31, 1991 to the present, Mr. Tan has been an officer and a director of Computer Peripherals, Inc., a California corporation, which is an affiliate of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers. Mr. Tan is a Chartered Accountant (England & Wales) and a Certified Public Accountant of Singapore.

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2004, 2003 and 2002, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company during the fiscal years 2004 and 2003 for providing accounting and other services and for the use of his home office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2004, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2004, the outstanding principal balance was $160,000. The advances bear interest of 8.5% per annum for years ended June 30, 2004 and 2003. Interest earned from the affiliate were $20,426 and $21,120, and $20,079, for the years ended June 30, 2004, 2003 and 2002, respectively.

      The Company uses the home office of an officer at 335 Elan Village Lane #420, CA 95134, and was charged management fees by the officer of $6,000 per annum during fiscal years 2004 and 2003 for the use of the home office and for providing accounting and other services.

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

      (3)   Exhibits

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      All supporting schedules have been omitted, as the information is not required, not material or is otherwise furnished.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 20, 2004

                                                  INTERDYNE COMPANY
                                                    (Registrant)


                                                  By: /s/ Kit H. Tan
                                                      -------------------------
                                                      Kit H. Tan
                                                      Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title                   Capacity                  Date

/s/ Sun Tze Whang
-----------------------
Sun Tze Whang                    Director  and                September 20, 2004
Chief Executive Officer          Chief Executive Officer


/s/ Kit H. Tan
-----------------------
Kit H. Tan                       Director  and                September 20, 2004
Chief Financial Officer          Chief Financial Officer