Form 10QSB
period 2004-12-31
INTERDYNE CO
filed 2005-02-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes |X| No |_|

As of January 10, 2005, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                           Page
                                                                            No.
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of December 31, 2004 ...........................   3

         Statements of Income for the Quarter and Six Months
         ended December 31, 2004 and December 31, 2003 ...................   4

         Statements of Cash Flows for the Six Months ended
         December 31, 2004 and December 31, 2003 .........................   5

         Notes to Financial Statements ...................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................   6

PART II. OTHER INFORMATION

Item 6.  Exhibits ........................................................   7

Signatures ...............................................................   7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                                       Dec-31-04
                                                                       ---------
                                                                     (Unaudited)
                                                                               $
ASSETS
CURRENT ASSETS
    Cash                                                                  1,644
    Due from affiliates                                                 244,859
                                                                      ---------
TOTAL CURRENT ASSETS                                                    246,503
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                                             3,250
    Accrued management fees to related party                             12,000
    Other accrued expenses                                                1,179
                                                                      ---------
TOTAL CURRENT LIABILITIES                                                16,429
                                                                      ---------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                                           500,000
    Deficit since May 29, 1990                                         (269,926)
                                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                                              230,074
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              246,503
                                                                      =========

                                INTERDYNE COMPANY
                              STATEMENTS OF INCOME

                                    Quarter Ended            Six Months Ended
                                Dec-31-04    Dec-31-03    Dec-31-04    Dec-31-03
                                ---------    ---------    ---------    ---------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                        $            $            $            $

INCOME
    Interest earned                5,131        4,985       10,274       10,201
                                -----------------------------------------------
TOTAL INCOME                       5,131        4,985       10,274       10,201
                                -----------------------------------------------

EXPENSES
  General and administrative       2,533        2,236        5,011        4,662
  Management Fees                  1,500        1,500        3,000        3,000
                                -----------------------------------------------
                                   4,033        3,736        8,011        7,662
                                -----------------------------------------------

NET PROFIT
  BEFORE TAXATION                  1,098        1,249        2,263        2,539

TAXATION                              --           --         (800)        (800)
                                -----------------------------------------------
NET PROFIT
  AFTER TAXATION                   1,098        1,249        1,463        1,739
                                ========     ========     ========     ========

EARNING/(LOSS) PER SHARE        $0.00003     $0.00003     $0.00004     $0.00004
                                ========     ========     ========     ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                           For Six Months Ended
                                                          Dec-31-04    Dec-31-03
                                                          ---------    ---------
                                                        (Unaudited)  (Unaudited)
                                                                  $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                   1,463        1,739
                                                          ---------------------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
   Increase/decrease resulting from changes in :
   Due from affiliates - decrease/(increase)                 1,726       19,684
   Due to affiliates - (decrease)                                        (7,886)
   Accrued professional fees - (decrease)                   (2,525)
   Accrued management fees to related party - increase       2,000
   Other accrued expenses - (decrease)                      (1,609)      (3,250)
                                                          ---------------------
   Total adjustments                                          (408)       8,548
                                                          ---------------------
NET CASH GENERATED/(USED)
   IN OPERATING ACTIVITIES                                   1,055       10,287

   Cash at beginning of period                                 589          857
                                                          ---------------------
   Cash at end of period                                     1,644       11,144
                                                          ========     ========

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2004 and the results of operations for the quarter and six months ended December 31, 2004 and 2003 and changes in cash flows for the six months ended December 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2004, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2005.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date: January 14, 2005                                     By: /s/ Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                              By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer