Form 10QSB
period 2005-03-31
INTERDYNE CO
filed 2005-05-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes |X| No |_|

As of April 26, 2005, there were 40,000,000 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2005 ..........................     3

         Statements of Operations for the Quarter and Nine Months
         ended March 31, 2005 and March 31, 2004 .....................     4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2005 and March 31, 2004 ...........................     5

         Notes to Financial Statements ...............................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...............     6

Item 3.  Controls and Procedures  ....................................     6

PART II.  OTHER INFORMATION

Item 6.  Exhibits ....................................................     7

Signatures ...........................................................     7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                                   Mar 31, 2005
                                                                   ------------
                                                                     (Unaudited)
                                                                              $
ASSETS
CURRENT ASSETS
    Cash                                                                  1,614
    Due from affiliates                                                 250,099
                                                                      ---------
TOTAL CURRENT ASSETS                                                    251,713
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Professional fees                                                     4,975
    Accrued management fees to related party                             13,500
    Accrued expenses                                                      1,984
                                                                      ---------
TOTAL CURRENT LIABILITIES                                                20,459
                                                                      ---------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                                           500,000
    Deficit since May 29, 1990                                         (268,746)
                                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                                              231,254
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              251,713
                                                                      =========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                        Quarter Ended               Nine Months Ended
                                 Mar 31, 2005   Mar 31, 2004   Mar 31, 2005    Mar 31, 2004
                                 ------------   ------------   ------------    ------------
                                  (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
                                            $              $              $               $
INCOME
    Interest earned                     5,240          5,058         15,514          15,259
                                   ----------     ----------     ----------      ----------
TOTAL INCOME                            5,240          5,058         15,514          15,259
                                   ----------     ----------     ----------      ----------

EXPENSES
    General and administrative          2,560          2,475          7,571           7,137
    Management Fees                     1,500          1,500          4,500           4,500
                                   ----------     ----------     ----------      ----------
                                        4,060          3,975         12,071          11,637
                                   ----------     ----------     ----------      ----------

NET PROFIT
    BEFORE TAXATION                     1,180          1,083          3,443           3,622

TAXATION                                    0              0           (800)           (800)
                                   ----------     ----------     ----------      ----------
NET PROFIT
    AFTER TAXATION                      1,180          1,083          2,643           2,822
                                   ==========     ==========     ==========      ==========

EARNING/(LOSS) PER SHARE              $0.0000        $0.0000        $0.0001         $0.0001
                                   ==========     ==========     ==========      ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                       For Nine Months Ended
                                                                    Mar 31, 2005   Mar 31, 2004
                                                                    ------------   ------------
                                                                     (Unaudited)    (Unaudited)
                                                                               $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                                 2,643          2,822
                                                                       ---------      ---------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                             (3,514)        14,626
    Due to affiliates - (decrease)/increase                                 (800)        (7,886)
    Accrued management fees to related party - (decrease)/increase         3,500         (7,500)
    Accrued expenses - (decrease)                                           (804)        (1,505)
                                                                       ---------      ---------
    Total adjustments                                                     (1,618)        (2,265)
                                                                       ---------      ---------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                                1,025            557

    Cash at beginning of period                                              589            857
                                                                       ---------      ---------
    Cash at end of period                                                  1,614          1,414
                                                                       =========      =========

                                INTERDYNE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2005 and the results of operations for the quarter and nine months ended March 31, 2005 and 2004 and changes in cash flows for the nine months ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2004, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2005.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date: April 26, 2005                                       By: /s/ Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                              By: /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer