Form 10QSB
period 2005-09-30
INTERDYNE CO
filed 2005-11-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes |X|  No |_|

As of November 1, 2005, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2005 ........................     3

         Statements of Operations for the Quarter ended
         September 30, 2005 and September 30, 2004 ......................     4

         Statements of Cash Flows for the Quarter ended
         September 30, 2005 and September 30, 2004 ......................     5

         Notes to Financial Statements ..................................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................     6

Item 3.  Controls and Procedures ........................................     6

PART II.  OTHER INFORMATION

Item 6.  Exhibits .......................................................     7

Signatures ..............................................................     7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                  BALANCE SHEET

                                                                       30-Sep-05
                                                                       ---------
                                                                     (Unaudited)

ASSETS
CURRENT ASSETS
    Cash                                                              $   1,256
    Due from affiliate                                                  258,905
                                                                      ---------
TOTAL CURRENT ASSETS                                                  $ 260,161
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                                         $   7,485
    Accrued management fees to related party                             17,500
    Other accrued expenses                                                3,060
                                                                      ---------
TOTAL CURRENT LIABILITIES                                             $  28,045
                                                                      ---------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                                         $ 500,000
    Deficit since May 29, 1990                                         (267,884)
                                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                                            $ 232,116
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 260,161
                                                                      =========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                            Quarter Ended
                                                      30-Sep-05       30-Sep-04
                                                      ---------       ---------
                                                    (Unaudited)      (Unaudited)

INCOME
    Interest earned                                  $    5,454      $    5,144

EXPENSES
    General and administrative                            2,818           2,479
    Management Fees                                       1,500           1,500
                                                     ----------      ----------
                                                     $    4,318      $    3,979
                                                     ----------      ----------

NET INCOME BEFORE TAXATION                           $    1,136      $    1,165

TAXATION                                                   (800)           (800)
                                                     ----------      ----------
NET INCOME AFTER TAXATION                            $      336      $      365
                                                     ==========      ==========
NET INCOME PER SHARE                                 $   0.0000      $   0.0000
                                                     ==========      ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                           For Quarter Ended
                                                        30-Sep-05     30-Sep-04
                                                        ---------     ---------
                                                      (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                             $      336    $      365
                                                       ----------    ----------
Adjustments to reconcile net profit from operations
to net cash generated from operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliate - decrease/(increase)               (3,454)        6,857
    Other accounts payable and
       accrued expenses - (decrease)/increase               3,115        (3,498)
                                                       ----------    ----------
    Total adjustments                                        (339)        3,359
                                                       ----------    ----------
NET CASH GENERATED FROM/(USED IN)
     OPERATING ACTIVITIES                                      (3)        3,724

    Cash at beginning of period                             1,259           589

                                                       ----------    ----------
    Cash at end of period                              $    1,256    $    4,313
                                                       ==========    ==========

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005 and the results of operations for the quarter ended September 30, 2005 and 2004 and changes in cash flows for the quarter ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2005, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company's Chief Executive Officer, Sun Tze Whang, and The Company's Chief Financial Officer, Kit Heng Tan, have evaluated the effectiveness of the Company's disclosure controls and procedures and in their opinions, considering the fact that the Company is dormant, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others who have dealings with the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Sun Tze Whang and Kit Heng Tan, considering the fact that the Company continues to remain dormant, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date : November 3, 2005                                    By: /s/ Sun Tze Whang
                                                              ------------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                             By : /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer