Form 10QSB
period 2006-03-31
INTERDYNE CO
filed 2006-05-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                 95-2563023
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

        1418 Piedmont, Irvine, California                    92620
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

As of April 28, 2006, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2006 ...........................    3

         Statements of Operations for the Quarter and Nine Months
         ended March 31, 2006 and March 31, 2005 ......................    4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2006 and March 31, 2005 ............................    5

         Notes to Financial Statements ................................    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................    6

Item 3.  Controls and Procedures  .....................................    6

PART II.  OTHER INFORMATION

Item 6.  Exhibits .....................................................    7

Signatures ............................................................    7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                                      31-Mar-06
                                                                      ---------
                                                                    (Unaudited)
                                                                              $
ASSETS
CURRENT ASSETS
    Cash                                                                  3,681
    Due from affiliates                                                 241,567
                                                                     ----------
TOTAL CURRENT ASSETS                                                    245,248
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Professional fees                                                     4,500
    Accrued management fees to related party                              5,170
    Accrued expenses                                                      1,300
                                                                     ----------
TOTAL CURRENT LIABILITIES                                                10,970
                                                                     ----------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                               --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                                           500,000
    Deficit since May 29, 1990                                         (265,722)
                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                                              234,278
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              245,248
                                                                     ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                           Quarter Ended                    Nine Months Ended
                                    Mar 31, 2006     Mar 31, 2005     Mar 31, 2006      Mar 31, 2005
                                    ------------     ------------     ------------      ------------
                                     (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                               $                $                $                 $
INCOME
    Interest earned                        5,202            5,240           16,088            15,514
                                      ----------       ----------       ----------        ----------
TOTAL INCOME                               5,202            5,240           16,088            15,514
                                      ----------       ----------       ----------        ----------

EXPENSES
    General and administrative             2,855            2,560            8,290             7,571
    Management Fees                        1,500            1,500            4,500             4,500
                                      ----------       ----------       ----------        ----------
                                           4,355            4,060           12,790            12,071
                                      ----------       ----------       ----------        ----------

NET PROFIT
    BEFORE TAXATION                          847            1,180            3,298             3,443

TAXATION                                       0                0             (800)             (800)
                                      ----------       ----------       ----------        ----------
NET PROFIT
    AFTER TAXATION                           847            1,180            2,498             2,643
                                      ==========       ==========       ==========        ==========

EARNING/(LOSS) PER SHARE              $   0.0000       $   0.0000       $   0.0001        $   0.0001
                                      ==========       ==========       ==========        ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                         For Nine Months Ended
                                                                     Mar 31, 2006    Mar 31, 2005
                                                                     ------------    ------------
                                                                      (Unaudited)     (Unaudited)
                                                                                $               $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit                                                                  2,498           2,643
                                                                       ----------      ----------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                              13,884          (3,514)
    Professional fees - (decrease)                                         (2,300)           (800)
    Accrued management fees to related party - (decrease)/increase        (10,830)          3,500
    Accrued expenses - (decrease)                                            (830)           (804)
                                                                       ----------      ----------
    Total adjustments                                                         (76)         (1,618)
                                                                       ----------      ----------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                                 2,422           1,025

    Cash at beginning of period                                             1,259             589
                                                                       ----------      ----------
    Cash at end of period                                                   3,681           1,614
                                                                       ==========      ==========

                                INTERDYNE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2006 and the results of operations for the quarter and nine months ended March 31, 2006 and 2005 and changes in cash flows for the nine months ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2005, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2006.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date : April 28, 2006                                    By :  /s/ Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                             By : /s/ Kit H. Tan
                                                                  --------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer