Form 10KSB
period 2006-06-30
INTERDYNE CO
filed 2006-10-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended June 30, 2006
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

             California                                95-2563023
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)

             1418 Piedmont
             Irvine, CA                                92620
             (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (949)679-7079

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for registrants fiscal year ended June 30, 2006 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2006 was $283,999.

As of August 31, 2006, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1000 SW Broadway, Suite 920, Portland, OR 97205, Tel: 503-225-0375.

PART I

ITEM 1.     BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2.     PROPERTIES

      The Company uses the home office of an officer at 1418 Piedmont, Irvine, CA 92620, and was charged management fees by the officer of $6,000 per annum during fiscal years 2006 and 2005 for the use of the home office and for providing accounting and other services.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2006.

      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2003 and ending June 30, 2006. The prices for year ended June 30, 2006 were extracted from Yahoo! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

           2003
Quarter ended September 30                     $   0.02   $   0.02
Quarter ended December 31                      $   0.04   $   0.04

           2004
Quarter ended March 31                         $   0.05   $   0.05
Quarter ended June 30                          $   0.04   $   0.05
Quarter ended September 30                     $   0.03   $   0.04
Quarter ended December 31                      $   0.03   $   0.04

           2005
Quarter ended March 31                         $   0.03   $   0.04
Quarter ended June 30                          $   0.02   $   0.03
Quarter ended September 30                     $   0.01   $   0.07
Quarter ended December 31                      $   0.03   $   0.05

           2006
Quarter ended March 31                         $   0.02   $   0.04
Quarter ended June 30                          $   0.02   $   0.02

      As of August 31, 2006, both the high and low bid prices for the Company's Common Stock were $0.02. There were approximately 1,638 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2006, the outstanding balance including interest totaled $246,737. The advances bear interest of 8.5% per annum for the years ended June 30, 2006 and 2005. Interest earned from the affiliate were $21,257 and $20,866 for the years ended June 30, 2006 and 2005, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2006 and 2005 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements as of June 30, 2006 and for the years ended June 30, 2006 and 2005 are set forth on the following pages.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
   Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2006 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Farber Hass Hurley McEwen, LLP
(formerly Farber & Hass, LLP)
September 7, 2006
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2006
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                  $   3,151
Due from affiliate                                                      246,736
                                                                      ---------
Total current assets                                                    249,887
                                                                      ---------

TOTAL ASSETS                                                          $ 249,887
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued professional fees                                             $   5,850
Accrued management fees to related party                                  6,670
Other accrued expenses                                                    2,930
                                                                      ---------
Total current liabilities                                                15,450
                                                                      ---------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
   authorized 50,000,000 shares;
   no shares outstanding
Common stock, no par value;
   100,000,000 shares authorized;
   39,999,942 shares issued and outstanding                             500,000
Accumulated deficit                                                    (265,563)
                                                                      ---------
Total stockholders' equity                                              234,437
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 249,887
                                                                      =========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                           2006            2005
                                                   ------------    ------------
EXPENSES:
Professional fees                                  $      7,160    $      7,435
General and administrative                                4,640           3,462
Management fees to related party                          6,000           6,000
                                                   ------------    ------------
Total expenses                                           17,800          16,897

OTHER INCOME - Interest from affiliate                   21,257          20,866
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                                3,457           3,969

INCOME TAXES                                                800             800
                                                   ------------    ------------

NET INCOME                                                2,657           3,169

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR                                   (268,220)       (271,389)
                                                   ------------    ------------

ACCUMULATED DEFICIT,
   END OF YEAR                                     $   (265,563)   $   (268,220)
                                                   ============    ============
INCOME PER SHARE
BASIC AND DILUTED                                  $       0.00    $       0.00
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                                    39,999,942      39,999,942
                                                   ============    ============

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                           2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $      2,657    $      3,169
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Changes in operating assets
      and liabilities:
      Due from affiliate                                  8,715          (8,866)
      Accrued expenses                                   (9,480)          6,367
                                                   ------------    ------------
Net cash provided by (used in)
  operating activities                                    1,892             670

CASH, BEGINNING OF YEAR                                   1,259             589
                                                   ------------    ------------

CASH, END OF YEAR                                  $      3,151    $      1,259
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION - Income tax paid              $        800    $        800

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

      Recent Accounting Pronouncements - In December 2004, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted this pronouncement on January 1, 2005. The adoption did not have any impact on the Company's financial condition or results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted this pronouncement on January 1, 2006. The Company does not anticipate that it will have a material impact on the Company's overall results of operations or financial position since the Company currently does not utilize share based payments. However, in the future, if the Company does decide to use share based payments as compensation, it could have a material impact on the Company's results of operations.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted this pronouncement on July 1, 2005 and it is not anticipated that this will have a material impact on the Company's overall results of operations or financial position.

2.    RELATED PARTY TRANSACTIONS

      In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest during June 30, 2006 and 2005 of 8.25% per annum. Interest recorded from the affiliate totaled $21,257 and $20,866, respectively, for the years ended June 30, 2006 and 2005. The outstanding balance including interest was $246,736 at June 30, 2006, which is guaranteed by the ultimate parent company of the affiliate.

      An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2006 and 2005 for the use of a home office, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2006 and 2005 represent state minimum franchise tax of $800. At June 30, 2006, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $161,000. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $1,700,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire in fiscal 2007 and 2008.

4.    MANAGEMENT'S PLANS (UNAUDITED)

      Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2007.

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

      None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

       Name                         Age              Position

Dr. Sun Tze Whang                   62               Chairman of the Board
                                                     and Chief Executive Officer

Kit Heng Tan                        56               Chief Financial Officer
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

      Dr. Sun Tze Whang has been Chairman of the Board and Chief Executive Officer since August 17, 1990. From December 1994 to the present, Dr. Whang has been a director of Metal Containers Pte Ltd ("Metal Containers"), a company incorporated in the Republic of Singapore, engaged in the manufacturing and sale of metal containers and in investment activities. Metal Containers is the ultimate parent company of Acculogic, Inc. From January 1985 to the present, Dr.
   Whang has also been a director of Riviera Development Pte. Ltd., a company incorporated in the Republic of Singapore ("Riviera"), whose principal business is investment. Riviera is a 53.2% owned subsidiary of Metal Containers. From May
  1985 to the present, Dr. Whang has also been the Chairman and a director of
    Carlee Electronics Pte. Ltd., a company incorporated in the Republic of Singapore ("Carlee Electronics"), whose principal business is the manufacture and sale of industrial electronic products. Carlee is a 64.3% owned subsidiary of Riviera and a majority shareholder of the Company. From October 1972 to the present, Dr. Whang has been a director of Lam Soon (Hong Kong) Limited, a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong. From October 1984 to the present, Dr. Whang has been a director of AMT Datasouth
   Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers.

      Kit Heng Tan has been Chief Financial Officer, Secretary and a director of the Company since August 17, 1990. On June 8, 2006, Mr. Tan was appointed as director of Metal Containers. From January 31, 1991 to the present, Mr. Tan has been an officer and a director of Computer Peripherals, Inc., a California corporation, which is an affiliate of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers. Mr. Tan is a Chartered Accountant (England & Wales) and a Certified Public Accountant of Singapore.

ITEM 10.  EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2006 and 2005, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2006 and 2005 for providing accounting and other services and for the use of his home office.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2006, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2006, the outstanding balance including interest was $246,736. The advances bear interest of 8.5% per annum for years ended June 30, 2006 and 2005. Interest earned from the affiliate were $21,257 and $20,866, and $20,426, for the years ended June 30, 2006, 2005 and 2004, respectively.

      The Company uses the home office of an officer at 1418 Piedmont, Irvine, CA 92620, and was charged management fees of $6,000 per annum by an officer for each of the fiscal years 2006 and 2005 for the use of the home office and for providing accounting and other services.

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

      31.1                       Certification of chief executive officer

      31.2                       Certification of chief financial officer

      32                         Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $7,535 in the fiscal year ended June 30, 2006, and $6,085 in the fiscal year ended June 30, 2004.

Other Fees

      Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in the fiscal year ended June 30, 2006, and $500 in the fiscal year ended June 30, 2005.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 15, 2006

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

Signature & Title             Capacity                      Date

/s/ Sun Tze Whang
Sun Tze Whang                 Director and                  September 15, 2006
Chief Executive Officer       Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan                    Director and                  September 15, 2006
Chief Financial Officer       Chief Financial Officer