Form 10QSB
period 2006-12-31
INTERDYNE CO
filed 2007-02-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes |X| No |_|

As of February 6, 2007, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of December 31, 2006 ......................     3

         Statements of Income for the Quarter and Six Months
         ended December 31, 2006 and December 31, 2005 ..............     4

         Statements of Cash Flows for the Six Months ended
         December 31, 2006 and December 31, 2005 ....................     5

         Notes to Financial Statements ..............................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............     6

PART II.  OTHER INFORMATION

Item 6.  Exhibits ...................................................     7

Signatures ..........................................................     7

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                                      Dec-31-06
                                                                      ---------
                                                                    (Unaudited)
                                                                              $
ASSETS
CURRENT ASSETS
    Cash                                                                    361
    Due from affiliates                                                 254,323
                                                                    -----------
TOTAL CURRENT ASSETS                                                    254,684
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                                             7,885
    Accrued management fees to related party                              9,670
    Other accrued expenses                                                3,551
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                21,106
                                                                    -----------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                               --
    Common stock, no par value, 100,000,000
      shares authorized, 39,999,942 shares
      issued and to be issued                                           500,000
    Deficit since May 29, 1990                                         (266,422)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              233,578
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              254,684
                                                                    ===========

                                INTERDYNE COMPANY
                              STATEMENTS OF INCOME

                                                Quarter Ended               Six Months Ended
                                            Dec-31-06      Dec-31-05     Dec-31-06      Dec-31-05
                                            ---------      ---------     ---------      ---------
                                          (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)

                                                    $              $             $              $
INCOME
    Interest earned                             5,329          5,431        10,587         10,886
                                          -----------    -----------   -----------    -----------
TOTAL INCOME                                    5,329          5,431        10,587         10,886
                                          -----------    -----------   -----------    -----------

EXPENSES
    General and administrative                  4,860          2,617         7,646          5,435
    Management Fees                             1,500          1,500         3,000          3,000
                                          -----------    -----------   -----------    -----------
                                                6,360          4,117        10,646          8,435
                                          -----------    -----------   -----------    -----------

NET INCOME/(LOSS)
    BEFORE TAXATION                            (1,031)         1,314           (59)         2,451

TAXATION                                            0              0          (800)          (800)
                                          -----------    -----------   -----------    -----------
NET INCOME/(LOSS)
    AFTER TAXATION                             (1,031)         1,314          (859)         1,651
                                          ===========    ===========   ===========    ===========

EARNING/(LOSS) PER SHARE                    ($0.00003)   $   0.00003     ($0.00002)   $   0.00004
                                          ===========    ===========   ===========    ===========

                               INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                             For Six Months Ended
                                                            Dec-31-06      Dec-31-05
                                                            ---------      ---------
                                                          (Unaudited)    (Unaudited)
                                                                    $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss)                                                (859)         1,651
                                                          -----------    -----------
Adjustments to reconcile net income/(loss) from
operations to net cash used in operating activities :
    Increase/decrease resulting from changes in :
    Due from affiliates - decrease/(increase)                  (7,587)          (914)
    Accrued professional fees - increase/(decrease)             2,035         (3,200)
    Accrued management fees to related party - increase         3,000          3,000
    Other accrued expenses - increase                             621             14
                                                          -----------    -----------
    Total adjustments                                          (1,931)        (1,100)
                                                          -----------    -----------
NET CASH GENERATED/(USED)
    IN OPERATING ACTIVITIES                                    (2,790)           551

    Cash at beginning of period                                 3,151          1,259
                                                          -----------    -----------
    Cash at end of period                                         361          1,810
                                                          ===========    ===========

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2006 and the results of operations for the quarter and six months ended December 31, 2006 and 2005 and changes in cash flows for the six months ended December 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2006, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2007.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)

Date: February 6, 2007                                     By:  /s/Sun Tze Whang
                                                              ------------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer

                                                              By: /s/Kit H. Tan
                                                                ----------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer