Form 10QSB
period 2007-03-31
INTERDYNE CO
filed 2007-05-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes |X| No |_|

As of April 30, 2007, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. - None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2007 ............................   3

         Statements of Operations for the Quarter and Nine Months
         ended March 31, 2007 and March 31, 2006 .......................   4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2007 and March 31, 2006 .............................   5

         Notes to Financial Statements .................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................   6

Item 3.  Controls and Procedures  ......................................   6

PART II. OTHER INFORMATION

Item 6.  Exhibits ......................................................   7

Signatures .............................................................   7

FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                                       31-Mar-07
                                                                       ---------
                                                                     (Unaudited)
                                                                               $
ASSETS
CURRENT ASSETS
     Cash                                                                   803
     Due from affiliates                                                254,185
                                                                     ----------
TOTAL CURRENT ASSETS                                                    254,988
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accrued professional fees                                            6,250
     Accrued management fees to related party                            11,170
     Other accrued expenses                                               3,542
                                                                     ----------
TOTAL CURRENT LIABILITIES                                                20,962
                                                                     ----------

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       50,000,000 shares, no shares outstanding                              --
     Common stock, no par value, 100,000,000
       shares authorized, 40,000,000 shares
       issued and to be issued                                          500,000
     Deficit since May 29, 1990                                        (265,974)
                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                                              234,026
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              254,988
                                                                     ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                           Quarter Ended                  Nine Months Ended
                                    Mar 31, 2007    Mar 31, 2006    Mar 31, 2007     Mar 31, 2006
                                    ------------    ------------    ------------     ------------
                                     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                               $               $               $                $
                                        --------        --------        --------         --------
INCOME
     Interest earned                       5,362           5,202          15,949           16,088
                                        --------        --------        --------         --------
TOTAL INCOME                               5,362           5,202          15,949           16,088
                                        --------        --------        --------         --------

EXPENSES
     General and administrative            3,414           2,855          11,060            8,290
     Management Fees                       1,500           1,500           4,500            4,500
                                        --------        --------        --------         --------
                                           4,914           4,355          15,560           12,790
                                        --------        --------        --------         --------

NET PROFIT
     BEFORE TAXATION                         448             847             389            3,298

TAXATION                                       0               0            (800)            (800)
                                        --------        --------        --------         --------
NET PROFIT
     AFTER TAXATION                          448             847            (411)           2,498
                                        ========        ========        ========         ========

EARNING/(LOSS) PER SHARE                $ 0.0000        $ 0.0000        ($0.0000)        $ 0.0001
                                        ========        ========        ========         ========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                           For Nine Months Ended
                                                                       Mar 31, 2006     Mar 31, 2006
                                                                       ------------     ------------
                                                                        (Unaudited)      (Unaudited)
                                                                                  $                $
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)                                                              (411)           2,498
                                                                          ---------        ---------
Adjustments to reconcile net profit from
operations to net cash used in operating activities :
     Increase/decrease resulting from changes in :
     Due from affiliates - decrease/(increase)                               (7,449)          13,884
     Accrued professional fees - increase/(decrease)                            400           (2,300)
     Accrued management fees to related party - increase/(decrease)           4,500          (10,830)
     Other accrued expenses - increase/(decrease)                               612             (830)
                                                                          ---------        ---------
     Total adjustments                                                       (1,937)             (76)
                                                                          ---------        ---------
NET CASH GENERATED/(USED)
     IN OPERATING ACTIVITIES                                                 (2,348)           2,422

     Cash at beginning of period                                              3,151            1,259
                                                                          ---------        ---------
     Cash at end of period                                                      803            3,681
                                                                          =========        =========

                                INTERDYNE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2007 and the results of operations for the quarter and nine months ended March 31, 2007 and 2006 and changes in cash flows for the nine months ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2006, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2007.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)

Date : April 30, 2007                                      By : /s/Sun Tze Whang
                                                                ----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer

                                                              By : /s/Kit H. Tan
                                                                   -------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer