Form 10KSB
period 2007-06-30
INTERDYNE CO
filed 2007-09-26
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended June 30, 2007
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

              California                        95-2563023
             (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)     Identification No.)

              1418 Piedmont
              Irvine, CA                         92620
             (Address of principal executive    (Zip Code)
             offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for registrants fiscal year ended June 30, 2007 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2007 was $283,999.

As of August 31, 2007, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1000 SW Broadway, Suite 920, Portland, OR 97205, Tel: 503-225-0375.

PART I

ITEM 1.   BUSINESS

      The Company is currently dormant and is looking for new opportunities.

ITEM 2.   PROPERTIES

      The Company uses the home office of an officer at 1418 Piedmont, Irvine, CA 92620, and was charged management fees by the officer of $6,000 per annum during fiscal years 2007 and 2006 for the use of the home office and for providing accounting and other services.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fiscal year 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2004 and ending June 30, 2007. The prices for year ended June 30, 2007 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

           2004
Quarter ended September 30             $0.03             $0.04
Quarter ended December 31              $0.03             $0.04

           2005
Quarter ended March 31                 $0.03             $0.04
Quarter ended June 30                  $0.02             $0.03
Quarter ended September 30             $0.01             $0.07
Quarter ended December 31              $0.03             $0.05

           2006
Quarter ended March 31                 $0.02             $0.04
Quarter ended June 30                  $0.02             $0.02
Quarter ended September 30             $0.02             $0.02
Quarter ended December 31              $0.02             $0.04

           2007
Quarter ended March 31                 $0.02             $0.02
Quarter ended June 30                  $0.02             $0.03

      As of August 31, 2007, both the high and low bid prices for the Company's Common Stock were $0.02. There were approximately 1,636 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements.

      The Company is currently dormant.

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2007, the outstanding balance including interest totaled $254,581. The advances bear interest of 8.5% per annum for the years ended June 30, 2007 and 2006. Interest earned from the affiliate were $21,344 and $21,257 for the years ended June 30, 2007 and 2006, respectively.

      The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

      The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2007 and 2006 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements as of June 30, 2007 and for the years ended June 30, 2007 and 2006 are set forth on the following pages.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
   Interdyne Company:

We have audited the accompanying balance sheet of Interdyne Company (the "Company") as of June 30, 2007 and the related statements of income and accumulated deficit and of cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2007 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

s/s Farber Hass Hurley & McEwen LLP
August 9, 2007
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2007
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                  $   2,960
Due from affiliate                                                      254,581
                                                                      ---------
Total current assets                                                    257,541
                                                                      ---------

TOTAL ASSETS                                                          $ 257,541
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued professional fees                                             $   6,500
Accrued management fees to related party                                 12,670
Other accrued expenses                                                    4,677
                                                                      ---------
Total current liabilities                                                23,847
                                                                      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;
   authorized 50,000,000 shares;
   no shares outstanding
Common stock, no par value;
   100,000,000 shares authorized;
   39,999,942 shares issued and outstanding                             500,000
Accumulated deficit                                                    (266,306)
                                                                      ---------
Total stockholders' equity                                              233,694
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 257,541
                                                                      =========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                             2007          2006
                                                      -----------   -----------

EXPENSES:
Professional fees                                     $     9,910   $     7,160
General and administrative                                  5,377         4,640
Management fees to related party                            6,000         6,000
                                                      -----------   -----------
Total expenses                                             21,287        17,800

OTHER INCOME - Interest from affiliate                     21,344        21,257
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                                     57         3,457

INCOME TAXES                                                  800           800
                                                      -----------   -----------

NET INCOME/(LOSS)                                            (743)        2,657

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR                                     (265,563)     (268,220)
                                                      -----------   -----------

ACCUMULATED DEFICIT,
   END OF YEAR                                        $  (266,306)  $  (265,563)
                                                      ===========   ===========

INCOME PER SHARE
BASIC AND DILUTED                                     $      0.00   $      0.00
                                                      ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                                      39,999,942    39,999,942
                                                      ===========   ===========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                2007       2006
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                           $   (743)  $  2,657
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Changes in operating assets
      and liabilities:
      Due from affiliate                                      (7,845)     8,715
      Accrued expenses                                         8,397     (9,480)
                                                            --------   --------
Net cash provided by (used in)
  operating activities                                          (191)     1,892

CASH, BEGINNING OF YEAR                                        3,151      1,259
                                                            --------   --------

CASH, END OF YEAR                                           $  2,960   $  3,151
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION - Income tax paid                       $    800   $    800

See accompanying notes to financial statements.

------------------------------------------------------------------------------

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

      Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of a receivable due from an affiliate. This receivable is guaranteed by another affiliated company.

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

2.    RELATED PARTY TRANSACTIONS

      In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest during June 30, 2007 and 2006 of 8.25% per annum. Interest recorded from the affiliate totaled $21,344 and $21,257, respectively, for the years ended June 30, 2007 and 2006. The outstanding balance including interest was $254,581 at June 30, 2007, which is guaranteed by another affiliated company.

      An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2007 and 2006 for the use of a home office, accounting and other services.

3.    INCOME TAXES

      Income taxes for the years ended June 30, 2007 and 2006 represent state minimum franchise tax of $800. At June 30, 2007, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $107,645. The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not the Company will not be able to utilize the benefits of these carryforwards. Therefore, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards. The valuation allowance decreased approximately $54,000 primarily due to the expiration of certain net operating loss carryforwards. If not utilized, these carryforwards will expire in fiscal 2007 and 2008.

4.    MANAGEMENT'S PLANS (UNAUDITED)

      Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2008.

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

      None.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

      Name              Age       Position

Dr. Sun Tze Whang       63        Chairman of the Board
                                  and Chief Executive Officer

Kit Heng Tan            57        Chief Financial Officer
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

ITEM 10.  EXECUTIVE COMPENSATION

      For the fiscal years ended June 30, 2007 and 2006, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2007 and 2006 for providing accounting and other services and for the use of his home office.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information, as of August 31, 2007, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2007, the outstanding balance including interest was $254,581. The advances bear interest of 8.5% per annum for years ended June 30, 2007 and 2006. Interest earned from the affiliate were $21,344 and $21,257, and $20,866, for the years ended June 30, 2007, 2006 and 2005, respectively.

      The Company uses the home office of an officer at 1418 Piedmont, Irvine, CA 92620, and was charged management fees of $6,000 per annum by an officer for each of the fiscal years 2007 and 2006 for the use of the home office and for providing accounting and other services.

      Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 13.  EXHIBITS

      Exhibit No.    Description

      31.1           Certification of chief executive officer
      31.2           Certification of chief financial officer
      32             Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $8,760 in the fiscal year ended June 30, 2007, and $6,710 in the fiscal year ended June 30, 2006.

Other Fees

      Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in the fiscal year ended June 30, 2007, and $500 in the fiscal year ended June 30, 2006.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 10, 2007

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

Signature & Title          Capacity                  Date

/s/ Sun Tze Whang
Sun Tze Whang              Director and              September 10, 2007
Chief Executive Officer    Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan                 Director and              September 10, 2007
Chief Financial Officer    Chief Financial Officer