Form 10QSB
period 2008-03-31
INTERDYNE CO
filed 2008-05-12
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

Commission file number 0-4454

INTERDYNE COMPANY
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2563023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1418 Piedmont, Irvine, California	92620
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No☐

As of April 30, 2008, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No☒

Exhibit Index Page No.: None

INTERDYNE COMPANY

INDEX

FINANCIAL INFORMATION

FINANCIAL INFORMATION

Item 1.          Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	31-Mar-08	Jun-30-07

	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	3,020	2,960
Due from affiliates	258,302	254,581

TOTAL CURRENT ASSETS	261,322	257,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued professional fees	7,625	6,500
Accrued management fees to related party	17,170	12,670
Other accrued expenses	3215	4,677

TOTAL CURRENT LIABILITIES	28,010	23,847

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	—
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	500,000	500,000
Accumulated Deficit	(266,688)	(266,306)

TOTAL STOCKHOLDERS’ EQUITY	233,312	233,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	261,322	257,541

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

INCOME
Interest earned	5,412	5,362	16,221	15,949

TOTAL INCOME	5,412	5,362	16,221	15,949

EXPENSES
General and administrative	3,791	3,414	11,303	11,060
Management Fees	1,500	1,500	4,500	4,500

	5,291	4,914	15,803	15,560

NET PROFIT BEFORE TAXATION	121	448	418	389

TAXATION	0	0	(800)	(800)

NET PROFIT AFTER TAXATION	121	448	(382)	(411)

EARNING/(LOSS) PER SHARE	$0.0000	$0.0000	$(0.0000)	$(0.0000)

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	Mar 31, 2008	Mar 31, 2007

	(Unaudited)	(Unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	(382)	(411)

Adjustments to reconcile net profit from operations to net cash used in operating activities:
Increase/decrease resulting from changes in:
Due from affiliates - decrease/(increase)	(3,721)	(7,449)
Accrued professional fees - increase/(decrease)	1,125	400
Accrued management fees to related party - increase/(decrease)	4,500	4,500
Other accrued expenses - increase/(decrease)	(1,462)	612

Total adjustments	442	(1,937)

NET CASH GENERATED/(USED) IN OPERATING ACTIVITIES	60	(2,348)

Cash at beginning of period	2,960	3,151

Cash at end of period	3,020	803

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2008 and the results of operations for the quarter and nine months ended March 31, 2008 and 2007 and changes in cash flows for the nine months ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report in Form 10-KSB as of June 30, 2007, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer, Sun Tze Whang, and The Company’s Chief Financial Officer, Kit Heng Tan, have evaluated the effectiveness of the Company’s disclosure controls and procedures and in their opinions, considering the fact that the Company is dormant, the Company’s disclosure controls and procedures ensure that material information relating to the Company is made known to them by others who have dealings with the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Sun Tze Whang and Kit Heng Tan, considering the fact that the Company continues to remain dormant, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

PART II. OTHER INFORMATION

Item 6.	Exhibits

a.	31.1 Certification of the Company’s Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	31.2 Certification of the Company’s Chief Financial Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date: April 30, 2008	By:	/s/ Sun Tze Whang

Sun Tze Whang
Director /Chief Executive Officer

By:	/s/ Kit H. Tan

Kit H. Tan
Director /Chief Financial Officer