Form 10-Q
period 2008-09-30
INTERDYNE CO
filed 2008-11-13
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2008

                 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        95-2563023
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   2 Flagstone Apt 425, Irvine, California                     92606
 (Address of principal executive offices)                    (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 1, 2008, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                   FORM 10-QSB

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2008 and June 30, 2008.........  3

        Statements of Operations for the Quarter ended
        September 30, 2008 and September 30, 2007.........................  4

        Statements of Cash Flows for the Quarter ended
        September 30, 2008 and September 30, 2007.........................  5

        Notes to Financial Statements.....................................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................  7

Item 3. Controls and Procedures ..........................................  7

PART II.  OTHER INFORMATION

Item 6. Exhibits .........................................................  8

Signatures ...............................................................  8

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                  BALANCE SHEET

                                                          30-Sep-08       30-Jun-08
                                                          ---------       ---------
                                                         (Unaudited)      (Audited)
ASSETS
CURRENT ASSETS
    Cash                                               $      2,119    $      1,618
    Due from affiliate                                      262,374         263,830
                                                       ------------    ------------
TOTAL CURRENT ASSETS                                   $    264,493    $    265,448
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                          $      8,950    $      9,350
    Accrued management fees to related party                 20,170          18,670
    Other accrued expenses                                    4,169           5,454
                                                       ------------    ------------
TOTAL CURRENT LIABILITIES                              $     33,289    $     33,474
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding                   --              --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                          $    500,000    $    500,000
    Deficit since May 29, 1990                             (268,796)       (268,026)
                                                       ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                             $    231,204    $    231,974
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    264,493    $    265,448
                                                       ------------    ------------

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                                        Quarter Ended
                                                    30-Sep-08       30-Sep-07
                                                    ---------       ---------
                                                   (Unaudited)     (Unaudited)

INCOME
    Interest earned                                $      5,544    $      5,448

EXPENSES
    General and administrative                            4,014           3,807
    Management Fees                                       1,500           1,500
                                                   ------------    ------------
                                                   $      5,514    $      5,307
                                                   ------------    ------------

NET INCOME BEFORE TAXATION                         $         30    $        141

TAXATION                                                   (800)           (800)
                                                   ------------    ------------
NET INCOME AFTER TAXATION                          $       (770)   $       (659)
                                                   ============    ============
NET INCOME PER SHARE                               $    (0.0000)   $    (0.0000)
                                                   ============    ============

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                  For Quarter Ended
                                                               30-Sep-08       30-Sep-07
                                                               ---------       ---------
                                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $       (770)   $       (659)
                                                             ------------    ------------

Adjustments to reconcile net loss
to net cash generated from/(used in) operating activities:
    Increase/decrease resulting from changes in :
    Due from affiliate - decrease/(increase)                        1,456          (5,448)
    Other accounts payable and
       accrued expenses - (decrease)/increase                        (185)          3,866
                                                             ------------    ------------
    Total adjustments                                               1,271          (1,582)
                                                             ------------    ------------

NET CASH GENERATED FROM/(USED IN)
     OPERATING ACTIVITIES                                             501          (2,241)

    Cash at beginning of period                                     1,618           2,960
                                                             ------------    ------------
    Cash at end of period                                    $      2,119    $        719
                                                             ============    ============

                               INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2008 and the results of operations for the quarter ended September 30, 2008 and 2007 and changes in cash flows for the quarter ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2008, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3.   Controls and Procedures

Our management, comprising the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company. It has designed such disclosure controls and procedures to ensure that material information is made known to it, particularly during the period in which this report was prepared.

As of the end of the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are effective considering the fact that the Company is dormant.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008 considering the fact that the Company is dormant.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the period covered by this report.

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

                                                               INTERDYNE COMPANY
                                                                    (Registrant)

Date : November 7, 2008                                 By :    /s/Sun Tze Whang
                                                               -----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer

                                                            By : /s/Kit_ H. Tan
                                                                 ---------------
                                                                     Kit H. Tan
                                               Director /Chief Financial Officer