Form 10-Q
period 2008-12-31
INTERDYNE CO
filed 2009-02-06
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 1, 2009, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION


                                                                            Page
                                                                             No.
                                                                           -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2008 and June 30, 2008............   3

        Statements of Income for the Quarter and Six Months
        ended December 31, 2008 and December 31, 2007 ......................   4

        Statements of Cash Flows for the Six Months ended
        December 31, 2008 and December 31, 2007.............................   5

        Notes to Financial Statements ......................................   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ......................   6

Item 3. Controls and Procedures ............................................   7

PART II. OTHER INFORMATION

Item 6. Exhibits ...........................................................   8

Signatures .................................................................   8

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                     Dec-31-08      30-Jun-08
                                                     ---------      ---------
                                                    (Unaudited)     (Audited)
                                                          $
ASSETS
CURRENT ASSETS
    Cash                                                  1,373    $      1,618
    Due from affiliates                                 259,898         263,830
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                    261,271    $    265,448
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                             4,950    $      9,350
    Accrued management fees to related party             21,670          18,670
    Other accrued expenses                                4,640           5,454
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                31,260    $     33,474
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding               --              --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                           500,000    $    500,000
    Deficit since May 29, 1990                         (269,989)       (268,026)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                              230,011    $    231,974
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              261,271    $    265,448
                                                   ============    ============

                                       INTERDYNE    COMPANY
                              STATEMENTS OF INCOME

                                            Quarter Ended                         Six Months Ended
                                          Dec-31-08         Dec-31-07        Dec-31-08         Dec-31-07
                                          ---------         ---------        ---------         ---------
                                         (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                  $                 $                 $                $
INCOME
    Interest earned                           5,486             5,360           11,030            10,808
                                     --------------    --------------   --------------    --------------
TOTAL INCOME                                  5,486             5,360           11,030            10,808
                                     --------------    --------------   --------------    --------------

EXPENSES
    General and administrative                5,179             3,704            9,193             7,511
    Management Fees                           1,500             1,500            3,000             3,000
                                     --------------    --------------   --------------    --------------
                                              6,679             5,204           12,193            10,511
                                     --------------    --------------   --------------    --------------

NET PROFIT/(LOSS)
    BEFORE TAXATION                          (1,193)              156           (1,163)              297

TAXATION                                          0                 0             (800)             (800)
                                     --------------    --------------   --------------    --------------
NET PROFIT/(LOSS)
    AFTER TAXATION                           (1,193)              156           (1,963)             (503)
                                     ==============    ==============   ==============    ==============

EARNING/(LOSS) PER SHARE                  ($0.00003)   $      0.00000        ($0.00005)        ($0.00001)
                                     ==============    ==============   ==============    ==============

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                    For Six Months Ended
                                                      Dec-31-08       Dec-31-07
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
                                                              $               $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 (1,963)           (503)
                                                   ------------    ------------
Adjustments to reconcile net loss
to net cash used in operating activities :
    Change in operating assets and liabilities:
    Due from affiliate                                    3,932           1,692
    Accrued expenses                                     (2,214)         (1,098)
                                                   ------------    ------------
    Total adjustments                                     1,718             594
                                                   ------------    ------------
Net cash generated/(used)
    in operating activities                                (245)             91

CASH, BEGINNING OF PERIOD                                 1,618           2,960
                                                   ------------    ------------
CASH, END OF PERIOD                                       1,373           3,051
                                                   ============    ============

                                INTERDYNE COMPANY

                          NOTE TO FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2008 and the results of operations for the quarter and six months ended December 31, 2008 and 2007 and changes in cash flows for the six months ended December 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2008, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.


Item 3.   Controls and Procedures

Our management, comprising the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company. It has designed such disclosure controls and procedures to ensure that material information is made known to it, particularly during the period in which this report was prepared.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 considering the fact that the Company is dormant.

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





                                                               INTERDYNE COMPANY
                                                                    (Registrant)


Date : February 2, 2009                                    By:  /s/Sun Tze Whang
                                                                ----------------
                                                                   Sun Tze Whang
                                               Director /Chief Executive Officer


                                                           By:     /s/Kit H. Tan
                                                                   -------------
                                                                      Kit H. Tan
                                               Director /Chief Financial Officer