Form 10-Q
period 2009-03-31
INTERDYNE CO
filed 2009-05-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from : Not applicable

Commission file number 0-4454

                                INTERDYNE COMPANY
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                     95-2563023
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

 2 Flagstone Apt 425, Irvine, California                         92620
 (Address of principal executive offices)                      (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      |_|            Accelerated filer            |_|
Non-accelerated filer        |_|            Smaller reporting company    |X|
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 30, 2009, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

                                INTERDYNE COMPANY

                                      INDEX

                              FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

        Balance Sheets as of March 31, 2009 and June 30, 2008 ..........    3

        Statements of Operations for the Quarter and Nine Months
        ended March 31, 2009 and March 31, 2008 ........................    4

        Statements of Cash Flows for the Nine Months ended
        March 31, 2009 and March 31, 2008 ..............................    5

        Notes to Financial Statements ..................................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................    8

Item 4. Controls and Procedures ........................................    8

PART II.  OTHER INFORMATION

Item 6. Exhibits .......................................................    9

Signatures .............................................................    9

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INTERDYNE COMPANY
                                 BALANCE SHEETS

                                                    31-Mar-09      Jun-30-08
                                                    ---------      ---------
                                                   (Unaudited)      (Audited)
                                                            $              $
ASSETS
CURRENT ASSETS
    Cash                                                  243           1,618
    Due from affiliates                               264,953         263,830
                                                   ----------      ----------
TOTAL CURRENT ASSETS                                  265,196         265,448
                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued professional fees                           7,200           9,350
    Accrued management fees to related party           23,170          18,670
    Other accrued expenses                              5,001           5,454
                                                   ----------      ----------
TOTAL CURRENT LIABILITIES                              35,371          33,474
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, authorized
      50,000,000 shares, no shares outstanding             --
    Common stock, no par value, 100,000,000
      shares authorized, 40,000,000 shares
      issued and to be issued                         500,000         500,000
    Deficit since May 29, 1990                       (270,175)       (268,026)
                                                   ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                            229,825         231,974
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            265,196         265,448
                                                   ==========      ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF OPERATIONS

                                          Quarter Ended              Nine Months Ended
                                Mar 31, 2009     Mar 31, 2008   Mar 31, 2009    Mar 31, 2008
                                ------------     ------------   ------------    ------------
                                  (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                            $               $              $               $
INCOME
    Interest earned                     5,555           5,412         16,585          16,221
                                   ----------      ----------     ----------      ----------
TOTAL INCOME                            5,555           5,412         16,585          16,221
                                   ----------      ----------     ----------      ----------

EXPENSES
    General and administrative          4,240           3,791         13,434          11,303
    Management Fees                     1,500           1,500          4,500           4,500
                                   ----------      ----------     ----------      ----------
                                        5,740           5,291         17,934          15,803
                                   ----------      ----------     ----------      ----------

NET PROFIT/(LOSS)
    BEFORE TAXATION                      (185)            121         (1,349)            418

TAXATION                                    0               0           (800)           (800)
                                   ----------      ----------     ----------      ----------
NET PROFIT/(LOSS)
    AFTER TAXATION                       (185)            121         (2,149)           (382)
                                   ==========      ==========     ==========      ==========

EARNING/(LOSS) PER SHARE             ($0.0000)     $   0.0000       ($0.0001)       ($0.0000)
                                   ==========      ==========     ==========      ==========

                                INTERDYNE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                      For Nine Months Ended
                                                   Mar 31, 2009    Mar 31, 2008
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
                                                              $               $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                (2,149)           (382)
                                                    ----------      ----------
Adjustments to reconcile net loss
to net cash used in operating activities:
    Change in operating assets and liabilities:
    Due from affiliates                                 (1,123)         (3,721)
    Accrued expenses                                     1,897           4,163
                                                    ----------      ----------
    Total adjustments                                      774             442
                                                    ----------      ----------
Net cash generated/(used)
    in operating activities                             (1,375)             60

    CASH, BEGINNING OF PERIOD                            1,618           2,960
                                                    ----------      ----------
    CASH, END OF PERIOD                                    243           3,020
                                                    ==========      ==========

                                INTERDYNE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2009 and the results of operations for the quarter and nine months ended March 31, 2009 and 2008 and changes in cash flows for the nine months ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-KSB as of June 30, 2008, as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009.

Note 2. Changes in Significant Accounting Policies

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Determination of Fair Value

At March 31, 2009, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants.

However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

      Level 1. Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

      Level 2. Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

      Level 3. Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

      Due from Affiliate. Market prices are not available for the Company's loan due from an affiliate. As a result, the Company bases the fair value utilizing an internally-developed discounted cash flow model which includes assumptions regarding prepayment, the risk of default and the LIBOR forward interest rate curve. The loan due from the affiliate is carried at lower of cost or fair value and is classified within Level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

      Assets measured at fair
      value on a
      recurring and                                                   Total
      nonrecurring basis                                              carrying
      at March 31, 2009:              Level 1   Level 2    Level 3    value
      ------------------------        --------  --------   ---------  ----------
      Nonrecurring:
        Due from Affiliate                  --        --     264,953     264,953

                                      --------  --------   ---------  ----------
        Total assets at fair value    $     --  $     --   $ 264,953  $  264,953
                                      ========  ========   =========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 4. Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009 considering the fact that the Company is dormant.

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

                                                           INTERDYNE COMPANY
                                                                (Registrant)


Date:  April 30, 2009                                  By:  /s/Sun Tze Whang
                                                            ----------------
                                                               Sun Tze Whang
                                           Director /Chief Executive Officer


                                                          By:  /s/Kit H. Tan
                                                               -------------
                                                                  Kit H. Tan
                                           Director /Chief Financial Officer