Form 10-K
period 2009-06-30
INTERDYNE CO
filed 2009-09-22
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY
(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Flagstone Apt 425
Irvine, CA	92606
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (949)748-7470

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

Total revenues for registrants fiscal year ended June 30, 2009 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2009 was $141,999.

As of August 31, 2009, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1000 SW Broadway, Suite 920, Portland, OR 97205, Tel: 503-225-0375.

PART I

ITEM 1.	BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.	PROPERTIES

The Company uses the home office of an officer at 2 Flagstone Apt 425, Irvine, CA 92606, and was charged management fees by the officer of $6,000 per annum during fiscal years 2009 and 2008 for the use of the home office and for providing accounting and other services.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2006 and ending June 30, 2009.  The prices for year ended June 30, 2009 were extracted from the Google Finance website.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2006
Quarter ended September 30	$0.02	$0.02
Quarter ended December 31	$0.02	$0.04

2007
Quarter ended March 31	$0.02	$0.02
Quarter ended June 30	$0.02	$0.03
Quarter ended September 30	$0.02	$0.02
Quarter ended December 31	$0.015	$0.02

2008
Quarter ended March 31	$0.012	$0.02
Quarter ended June 30	$0.01	$0.02
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.002	$0.005

2009
Quarter ended March 31	$0.002	$0.0025
Quarter ended June 30	$0.01	$0.01

As of August 31, 2009, both the high and low bid prices for the Company's Common Stock were $0.01 and $0.01 respectively. There were approximately 1,631 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2009, the outstanding balance including interest totaled $267,281. The advances bear interest of 8.5% per annum for the years ended June 30, 2009 and 2008. Interest earned from the affiliate were $22,213 and $21,748 for the years ended June 30, 2009 and 2008, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer and Secretary.  Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2009 and 2008 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2009 and June 30, 2008 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2009 and 2008 and the related statements of income, accumulated deficit, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2009 and 2008 and the results of their operations and their cash flows for the years ended June 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

s/s Farber Hass Hurley LLP
September 7, 2009
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2009 AND 2008

ASSETS	2009	2008

CURRENT ASSETS:
Cash	$208	$1,618
Due from affiliate	267,281	263,830
Total current assets	267,489	265,448

TOTAL ASSETS	$267,489	$265,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$8,350	$9,350
Accrued management fees to related party	24,670	18,670
Other accrued expenses	5,582	5,454
Total current liabilities	38,602	33,474

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 50,000,000 shares; no shares outstanding
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(271,113)	(268,026)
Total stockholders' equity	228,887	231,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,489	$265,448

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

EXPENSES:
Professional fees	$11,200	$9,600
General and administrative	7,300	7,068
Management fees to related party	6,000	6,000
Total expenses	24,500	22,668

OTHER INCOME – Interest from affiliate	22,213	21,748

INCOME/(LOSS) BEFORE INCOME TAXES	(2,287)	(920)

INCOME TAXES	800	800

NET LOSS	(3,087)	(1,720)

ACCUMULATED DEFICIT,
BEGINNING OF YEAR	(268,026)	(266,306)

ACCUMULATED DEFICIT,
END OF YEAR	$(271,113)	$(268,026)

NET LOSS PER SHARE
BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,087)	$(1,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due from affiliate	(3,451)	(9,249)
Accrued expenses	5,128	9,627
Net cash used in
operating activities	(1,410)	(1,342)

CASH, BEGINNING OF YEAR	1,618	2,960

CASH, END OF YEAR	$208	$1,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Interdyne Company (the "Company") was incorporated in October 1946 in the state of California.  On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California.  On May 17, 1990, the Company’s Amended Plan of Reorganization (the “Plan”) was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990.  On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan.  All claims and interest have been settled in accordance with the terms of the Plan.  On August 22, 1990, the Board of Directors approved a change in the Company’s year-end to June 30, pursuant to the Plan.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of a receivable due from an affiliate. Due to a guarantee of the amount by a different credit-worthy affiliate, an allowance for possible losses has not been made.

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 4).

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results may differ from those estimates.

Net Loss per Share – Net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year.  Weighted average shares for computing net loss per share were 39,999,942 for each of the years presented.  There were no dilutive securities for any years presented.

Recent Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

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

2.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

At June 30, 2009, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Due from Affiliate.     Market prices are not available for the Company's loan due from an affiliate. As a result of this asset being due on demand, payable in cash, and guaranteed by a credit-worthy affiliate, the Company has determined that the fair value approximates its carrying value

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affiliate	-	-	267,281	267,281

Total assets at fair value	$-	$-	$267,281	$267,281

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets for the year ended June 30, 2009.

LEVEL 3 ASSETS
Year Ended June 30, 2009
Due from Affiliate

Balance - July 1, 2008	$263,830
Advances and (repayments), net	3,451
Balance - June 30, 2009	$267,281

3.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest 8.5% per annum. Interest recorded from the affiliate totaled $22,213 and $21,748, respectively, for the years ended June 30, 2009 and 2008.  The outstanding balance including interest of $267,281 as of June 30, 2009 and $263,830 as of June 30, 2008 is guaranteed by another affiliated company.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2009 and 2008 for the use of a home office, accounting and other services.

4.	INCOME TAXES

Income taxes for the years ended June 30, 2009 and 2008 represent state minimum franchise tax of $800.  At June 30, 2009, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $5,047.  The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings.  Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryforwards.  Therefore, in accordance with SFAS No. 109, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards.  The total deferred tax asset is $1,110, as of June 30, 2009. This is calculated by applying an estimated tax rate of 22% to the cumulative net operating losses of $5,047. For the year ended June 30, 2008 the deferred tax asset was $550.  This was calculated using the 2008 NOL carryforward of $2,500 multiplied by a 22% estimated tax rate.  If not utilized, these carryforwards will expire beginning in fiscal 2028.

5.	MANAGEMENT'S PLANS (UNAUDITED)

Management is exploring opportunities for a merger candidate which will bring value to the Company.  In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2010.

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

Management's Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2009.

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

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	65	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	59	Chief Financial Officer and Secretary

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

For the fiscal years ended June 30, 2009 and 2008, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2009 and 2008 for providing accounting and other services and for the use of a home office.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information, as of August 31, 2009, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

Beneficial Owner	Shares Owned Beneficially and of Record	Percent of Class

Carlee Electronics Pte. Ltd.	25,800,000	64.5%
159 Gul Circle
Singapore 629617

Officers and directors as a group (two persons)	(1)	(1)

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2009, the outstanding balance including interest was $267,281. The advances bear interest of 8.5% per annum for years ended June 30, 2009 and 2008. Interest earned from the affiliate were $22,213 and $21,748, and $21,344, for the years ended June 30, 2009, 2008 and 2007, respectively.

The Company uses the home office of an officer at 2 Flagstone, Irvine, CA 92606, and was charged management fees of $6,000 per annum by an officer for each of the fiscal years 2009 and 2008 for the use of the home office and for providing accounting and other services.

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

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $10,700 in the fiscal year ended June 30, 2009, and $9,100 in the fiscal year ended June 30, 2008.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2009, and June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 12, 2009

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 12, 2009
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 12, 2009
Chief Financial Officer	Chief Financial Officer