Form 10-Q
period 2009-09-30
INTERDYNE CO
filed 2009-11-09
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐

As of October 30, 2009, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

FORM 10-Q

Index

FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE COMPANY
BALANCE SHEET

	30-Sep-09	30-Jun-09
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$1,290	$208
Due from affiliate	269,981	267,281
TOTAL CURRENT ASSETS	$271,271	$267,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$10,000	$8,350
Accrued management fees to related party	26,170	24,670
Other accrued expenses	6,922	5,582
	-	-
TOTAL CURRENT LIABILITIES	$43,092	$38,602

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	$500,000	$500,000
Deficit since May 29, 1990	(271,821)	(271,113)
TOTAL STOCKHOLDERS' EQUITY	$228,179	$228,887
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$271,271	$267,489

Index

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended
	30-Sep-09	30-Sep-08
	(Unaudited)	(Unaudited)

INCOME
Interest earned	$5,672	$5,544

EXPENSES
General and administrative	4,080	4,014
Management Fees	1,500	1,500
	$5,580	$5,514

NET INCOME BEFORE TAXATION	$92	$30

TAXATION	(800)	(800)
NET LOSS AFTER TAXATION	$(708)	$(770)
NET LOSS PER SHARE	$(0.0000)	$(0.0000)

Index

INTERDYNE COMPANY
STATEMENTS OF CASH   FLOWS

	For Quarter Ended
	30-Sep-09	30-Sep-08
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(708)	$(770)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities :
Increase/decrease resulting from changes in :
Due from affiliate - decrease/(increase)	(2,700)	1,456
Other accounts payable and accrued expenses - (decrease)/increase	4,490	(185)
Total adjustments	1,790	1,271

NET CASH GENERATED FROM/(USED IN)OPERATING ACTIVITIES	1,082	501

Cash at beginning of period	208	1,618

Cash at end of period	$1,290	$2,119

Index

INTERDYNE  COMPANY

NOTE TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2009 and the results of operations for the quarter ended September 30, 2009 and 2008 and changes in cash flows for the quarter ended September 30, 2009 and 2008.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

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

Determination of Fair Value

At September 30, 2009, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Index

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

The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2009:	Level 1	Level 2	Level 3	Total carrying value

Nonrecurring:
Loan held for sale	-	-	269,981	269,981

Total assets at fair value	$-	$-	$269,981	$269,981

Index

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets for the quarter ended September 30, 2009.

LEVEL 3 ASSETS
Quarter Ended September 30, 2009
Due from Affiliate

Balance - July 1, 2009	$267,281
Advances and (repayments), net	2,700
Balance - September 30, 2009	$269,981

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3.	Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009 considering the fact that the Company is dormant.

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

Index

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

INTERDYNE COMPANY
(Registrant)

Date : November 7, 2009	By :	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

	By :	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer