Form 10-Q
period 2009-12-31
INTERDYNE CO
filed 2010-02-04
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 25, 2010, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

FORM 10-Q

Index

FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE   COMPANY
BALANCE   SHEETS

	Dec-31-09	30-Jun-09
	(Unaudited)	(Audited)
		$

ASSETS
CURRENT ASSETS
Cash	1,258	$208
Due from affiliates	265,616	267,281

TOTAL CURRENT ASSETS	266,874	$267,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	5,500	$8,350
Accrued management fees to related party	27,670	24,670
Other accrued expenses	5,662	5,582

TOTAL CURRENT LIABILITIES	38,832	$38,602

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	500,000	$500,000
Deficit since May 29, 1990	(271,958)	(271,113)

TOTAL STOCKHOLDERS' EQUITY	228,042	$228,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	266,874	$267,489

Index

INTERDYNE   COMPANY
STATEMENTS   OF   INCOME

	Quarter Ended		Six Months Ended
	Dec-31-09	Dec-31-08	Dec-31-09	Dec-31-08
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

INCOME
Interest earned	5,610	5,486	11,281	11,030

TOTAL INCOME	5,610	5,486	11,281	11,030

EXPENSES
General and administrative	4,246	5,179	8,326	9,193
Management Fees	1,500	1,500	3,000	3,000
	5,746	6,679	11,326	12,193

NET PROFIT/(LOSS) BEFORE TAXATION	(136)	(1,193)	(45)	(1,163)

TAXATION	0	0	(800)	(800)

NET PROFIT/(LOSS) AFTER TAXATION	(136)	(1,193)	(845)	(1,963)

EARNING/(LOSS) PER SHARE	$(0.00000)	$(0.00003)	$(0.00002)	$(0.00005)

Index

INTERDYNE   COMPANY
STATEMENTS   OF   CASH   FLOWS

	For Six Months Ended
	Dec-31-09	Dec-31-08
	(Unaudited)	(Unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(845)	(1,963)

Adjustments to reconcile net loss to net cash used in operating activities :
Change in operating assets and liabilities:
Due from affiliate	1,665	3,932
Accrued expenses	230	(2,214)
Total adjustments	1,895	1,718

Net cash generated/(used) in operating activities	1,050	(245)

CASH, BEGINNING OF PERIOD	208	1,618
CASH, END OF PERIOD	1,258	1,373

Index

INTERDYNE  COMPANY

NOTE TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2009 and the results of operations for the quarter and six months ended December 31, 2009 and 2008 and changes in cash flows for the six months ended December 31, 2009 and 2008.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

Note 2.  Changes in Significant Accounting Policies

The Company adopted the FASB Accounting Standards Codification 820 (formerly SFAS No. 157 Fair Value Measurement), effective July 1, 2008. FASB ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. FASB ASC 820 requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted FASB Accounting Standards Codification 825 (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities), effective July 1, 2008. FASB ASC 825 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting FASB ASC 825, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Determination of Fair Value

At December 31, 2009, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

Level 3      Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

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

The following table presents the financial instruments carried at fair value as of December 31, 2009, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy described above.

Assets measured at fair value on a recurring and				Total
nonrecurring basis				carrying
at December 31, 2009:	Level 1	Level 2	Level 3	value
Nonrecurring:
Loan held for sale	-	-	265,616	265,616

Total assets at fair value	$-	$-	$265,616	$265,616

Index

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the quarter ended December 31, 2009.

LEVEL 3 ASSETS
Six Months Ended December 31, 2009
Due from Affiliate

Balance - July 1, 2009	$267,281
Advances and (repayments), net	(1,665)
Balance - December 31, 2009	$265,616

Note 3.  Subsequent Events

In January 2010, the Company received $30,000 from an affiliated company to reduce its indebtedness to the Company.

In accordance with FASB ASC 855 (formerly SAFS No. 165 Subsequent Events) management evaluated all activities of the Company through February 2, 2010 (the issue date of the financial statements) and concluded that no additional subsequent events occurred that would require recognition or disclosure in these financial statements.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.   Controls and Procedures

Our management, comprising the Chief Executive Officer and the Chief Financial Officer/Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company.  It has designed such disclosure controls and procedures to ensure that material information is made known to it, particularly during the period in which this report was prepared.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 considering the fact that the Company is dormant.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors.

None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Index

PART II. OTHER INFORMATION

Item 6.	Exhibits

a.	31.1 Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	31.2 Certification of the Company's Chief Financial Officer/Principal Accounting Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	32 Certification of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date : February 2, 2010	By : /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By : /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/
Principal Accounting Officer