Form 10-K/A
period 2009-06-30
INTERDYNE CO
filed 2010-02-05
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant on August 31, 2009 was $141,999.

As of the date of this Amendment No. 1, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended June 30, 2009 pursuant to a comment letter dated December 10, 2009, received from the Securities and Exchange Commission.

ITEM 13.  EXHIBITS

Exhibit No.	Description

10.3	Code of Business Conduct and Ethics

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer/ Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Section 1350 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 5, 2010

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	February 5, 2010
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	February 5, 2010
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer