Form 10-K/A
period 2009-06-30
INTERDYNE CO
filed 2010-04-20
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

As of the date of this Amendment No. 3, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

2

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 3 to its Form 10-K for the fiscal year ended June 30, 2009 pursuant to a comment letter dated April 14, 2010 received from the Securities and Exchange Commission.

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2009 and 2008

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2009 and 2008

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2009 and 2008

Notes to Financial Statements

b.	No financial statement schedules are filed as part of this report.

c.	The following exhibits are filed as part of this report:

Exhibits No.	Description

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

10	Description of oral agreement between the Company and Kit Heng Tan regarding management compensation (1)

14	Code of Business Conduct and Ethics (2)

21	Company subsidiaries (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer/Principal Accounting Officer

32	Section 1350 Certification

3

(1)	Incorporated by reference from the Registrant's Form 10-K/A (Amendment No.2) for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.

(2)
Incorporated by reference from the Registrant's Form 10-K/A (Amendment No.1) for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on February 5, 2010 (filed therein as Exhibit 10.3).

4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 20, 2010

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	April 20, 2010
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	April 20, 2010
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer