Form 10-Q
period 2010-03-31
INTERDYNE CO
filed 2010-05-11
CIK 51011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of April 30, 2010, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

INDEX

FINANCIAL INFORMATION

Index

FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	31-Mar-10	30-Jun-09
	(Unaudited)	(Audited)
		$
ASSETS
CURRENT ASSETS
Cash	15,395	$208
Due from affiliates	240,874	267,281

TOTAL CURRENT ASSETS	256,269	$267,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	8,550	$8,350
Accrued management fees to related party	18,500	24,670
Other accrued expenses	3,784	5,582

TOTAL CURRENT LIABILITIES	30,834	$38,602

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	500,000	$500,000
Deficit since May 29, 1990	(274,565)	(271,113)
	-	-
TOTAL STOCKHOLDERS' EQUITY	225,435	$228,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	256,269	$267,489

Index

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

INCOME
Interest earned	5,258	5,555	16,540	16,585

TOTAL INCOME	5,258	5,555	16,540	16,585

EXPENSES
General and administrative	6,365	4,240	14,692	13,434
Management Fees	1,500	1,500	4,500	4,500

	7,865	5,740	19,192	17,934

NET PROFIT
BEFORE TAXATION	(2,607)	(185)	(2,652)	(1,349)

TAXATION	0	0	(800)	(800)

NET PROFIT/(LOSS)
AFTER TAXATION	(2,607)	(185)	(3,452)	(2,149)

EARNING/(LOSS) PER SHARE	$(0.0001)	$(0.0000)	$(0.0001)	$(0.0001)

Index

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	Mar 31, 2010	Mar 31, 2009
	(Unaudited)	(Unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,452)	(2,149)

Adjustments to reconcile net loss
to net cash used in operating activities:
Change in operating assets and liabilities:
Due from affiliates	26,407	(1,123)
Accrued expenses	(7,768)	1,897

Total adjustments	18,639	774

Net cash generated/(used) in operating activities	15,187	(1,375)

CASH, BEGINNING OF PERIOD	208	1,618

CASH, END OF PERIOD	15,395	243

Index

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2010 and the results of operations for the quarter and nine months ended March 31, 2010 and 2009 and changes in cash flows for the nine months ended March 31, 2010 and 2009.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

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

Determination of Fair Value

At March 31, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

 The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy described above.

Assets measured at fair value on a recurring and	Level 1	Level 2	Level 3	Total carrying value
nonrecurring basis at March 31, 2010:
Nonrecurring:
Loan held for sale	-	-	240,874	240,874

Total assets at fair value	$-	$-	$240,874	$240,874

Index

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the quarter ended March 31, 2010.

LEVEL 3 ASSETS
Six Months Ended March 31, 2010
Due from Affiliate

Balance - July 1, 2009	$267,281
Advances and (repayments), net	(26,407)
Balance - March 31, 2010	$240,874

Note 3.  Subsequent Events

In accordance with FASB ASC 855 (formerly SAFS No. 165 Subsequent Events) management evaluated all activities of the Company through April 30, 2010 (the issue date of the financial statements) and concluded that no additional subsequent events occurred that would require recognition or disclosure in these financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010 considering the fact that the Company is dormant.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY (Registrant)

Date : April 30, 2010	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer
	By :	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer