Form 10-K
period 2010-06-30
INTERDYNE CO
filed 2010-09-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY
(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Briarwood
Irvine, CA	92604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (805)322-3883

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2010 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2010 was $70,999.71.

As of August 31, 2010, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1000 SW Broadway, Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

PART I

ITEM 1.         BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.         PROPERTIES

The Company uses the home office of an officer at 2 Flagstone Apt 425, Irvine, CA 92606, and was charged management fees by the officer of $6,000 per annum during fiscal years 2010 and 2009 for the use of the home office and for providing accounting and other services.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2010.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2007 and ending June 30, 2010.  The prices for year ended June 30, 2010 were extracted from the Google Finance website.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2007
Quarter ended September 30	$0.02	$0.02
Quarter ended December 31	$0.015	$0.02

2008
Quarter ended March 31	$0.012	$0.02
Quarter ended June 30	$0.01	$0.02
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.002	$0.005

2009
Quarter ended March 31	$0.002	$0.0025
Quarter ended June 30	$0.01	$0.01
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.01	$0.02

2010
Quarter ended March 31	$0.004	$0.01
Quarter ended June 30	$0.004	$0.004

As of August 31, 2010, both the high and low bid prices for the Company's Common Stock were $0.005 and $0.005 respectively. There were approximately 1,625 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2010, the outstanding balance including interest totaled $246,028. The advances bear interest of 8.5% per annum for the years ended June 30, 2010 and 2009. Interest earned from the affiliate were $21,694 and $22,213 for the years ended June 30, 2010 and 2009, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary.  Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2010 and 2009 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2010 and June 30, 2009 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of  Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2010 and 2009 and the related statements of income, accumulated deficit, and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2010 and 2009 and the results of their operations and their cash flows for the years ended June 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

s/s Farber Hass Hurley LLP
September 7, 2010
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2010 AND 2009

ASSETS	2010	2009

CURRENT ASSETS:
Cash	$7,807	$208
Due from affiliate	246,028	267,281
Total current assets	267,489	267,489

TOTAL ASSETS	$253,835	$267,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$8,450	$8,350
Accrued management fees to related party	18,500	24,670
Other accrued expenses	4,078	5,582
Total current liabilities	31,028	38,602

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 50,000,000 shares; no shares outstanding
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(277,193)	(271,113)
Total stockholders' equity	222,807	228,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$253,835	$267,489

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

EXPENSES:
Professional fees	$11,547	$11,200
General and administrative	9,427	7,300
Management fees to related party	6,000	6,000
Total expenses	26,974	24,500

OTHER INCOME – Interest from affiliate	21,694	22,213

LOSS BEFORE INCOME TAXES	(5,280)	(2,287)

INCOME TAXES	800	800

NET LOSS	(6,080)	(3,087)

ACCUMULATED DEFICIT,
BEGINNING OF YEAR	(271,113)	(268,026)

ACCUMULATED DEFICIT,
END OF YEAR	$(277,193)	$(271,113)

NET LOSS PER SHARE
BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,080)	$(3,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due from affiliate	21,253	(3,451)
Accrued expenses	7,574	5,128
Net cash provided by/(used in) operating activities	7,599	(1,410)

CASH, BEGINNING OF YEAR	208	1,618

CASH, END OF YEAR	$7,807	$208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL ACCOUNTING POLICIES

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes – The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codified within Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes, formerly the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 4).

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

Recent Accounting Pronouncements – In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB ASC originally issued as FASB Statement 157.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 Fair Value measurements.  The Company adopted the measurement requirements of this guidance for the twelve months ended June 30, 2010 with no impact to the financial statements.

2.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

At June 30, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values become available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants.

However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation Hierarchy

FASB ASC 820-10 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

Due from Affiliate.     Market prices are not available for the Company's loan due from an affiliate. As a result of this asset being due on demand, payable in cash, and guaranteed by a credit-worthy affiliate, the Company has determined that the fair value approximates its carrying value

The following table presents the financial instruments carried at fair value as of June 30, 2010, by caption on the consolidated balance sheet and by FASB ASC 820-10 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affiliate	-	-	246,028	246,028

Total assets at fair value	$-	$-	$246,028	$246,028

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets for the year ended June 30, 2010.

LEVEL 3 ASSETS
Year Ended June 30, 2010
Due from Affiliate

Balance - July 1, 2009	$267,281
Advances and (repayments), net	(21,253)
Balance - June 30, 2010	$246,028

3.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest 8.5% per annum. Interest recorded from the affiliate totaled $21,694 and $22,213, respectively, for the years ended June 30, 2010 and 2009.  The outstanding balance including interest of $246,028 as of June 30, 2010 and $267,281 as of June 30, 2009 is guaranteed by another affiliated company.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2010 and 2009 for the use of a home office, accounting and other services.

4.	INCOME TAXES

Income taxes for the years ended June 30, 2010 and 2009 represent state minimum franchise tax of $800.  At June 30, 2010, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $11,127.  The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings.  Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryforwards.  Therefore, in accordance with SFAS No. 109, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards.  The total deferred tax asset is $2,448, as of June 30, 2010. This is calculated by applying an estimated tax rate of 22% to the cumulative net operating losses of $11,127. For the year ended June 30, 2009 the deferred tax asset was $1,110.  This was calculated using the 2009 NOL carryforward of $5,047 multiplied by a 22% estimated tax rate.  If not utilized, these carryforwards will expire beginning in fiscal 2028.

5.	MANAGEMENT'S PLANS (UNAUDITED)

Management is exploring opportunities for a merger candidate which will bring value to the Company.  In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 2011.

ITEM 8.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditor on any matter of accounting principles or practices or financial statements disclosure.

ITEM 8A.      CONTROLS AND PROCEDURES

Our management, comprising the Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company.  They have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  They have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective considering the fact that the Company is dormant.

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

Management's Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2010.

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

None.

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	66	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	60	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Kit Heng Tan has been Chief Financial Officer/Principal Accounting Officer, Secretary and a director of the Company since August 17, 1990. On June 8, 2006, Mr. Tan was appointed as director of Metal Containers.  From January 31, 1991 to the present, Mr. Tan has been an officer and a director of Computer

Peripherals, Inc., a California corporation, which is an affiliate of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers.  Mr. Tan is a Chartered Accountant (England & Wales) and a Certified Public Accountant of Singapore.

ITEM 10.       EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2010 and 2009, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2010 and 2009 for providing accounting and other services and for the use of a home office.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information, as of August 31, 2010, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2010, the outstanding balance including interest was $246,028. The advances bear interest of 8.5% per annum for years ended June 30, 2010 and 2009. Interest earned from the affiliate were $21,694 and $22,213, and $21,748, for the years ended June 30, 2010, 2009 and 2008, respectively.

The Company uses the home office of an officer at 2 Flagstone Apt 425, Irvine, CA 92606, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2010 and 2009 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $10,000 in the fiscal year ended June 30, 2010, and $10,700 in the fiscal year ended June 30, 2009.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2010, and June 30, 2009.

ITEM 15.       Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2010 and 2009

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2010 and 2009

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

Notes to Financial Statements

b.	No financial statement schedules are filed as part of this report.

c.	The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer/Principal Accounting Officer pursuant to Section302 of Sarbanes-Oxley Act of 2002

32	Section 1350 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 1, 2010

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 1, 2010
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 1, 2010
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer