Form 10-Q
period 2010-12-31
INTERDYNE CO
filed 2011-02-10
CIK 51011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

INTERDYNE COMPANY
BALANCE SHEET

	12/31/2010	6/30/2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$9,845	$7,807
Due from affiliate	246,484	246,028
TOTAL CURRENT ASSETS	$256,329	$253,835

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$14,500	$8,450
Accrued management fees to related party	21,500	18,500
Other accrued expenses	530	4,078
TOTAL CURRENT LIABILITIES	$36,530	$31,028

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	$500,000	$500,000
Accumulated deficit	(280,201)	(277,193)
TOTAL STOCKHOLDERS' EQUITY	$219,799	$222,807
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$256,329	$253,835

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME
Interest earned	$5,191	$5,610	$10,456	$11,281

EXPENSES
General and administrative	5,520	4,246	9,664	8,326
Management Fees	1,500	1,500	3,000	3,000
	$7,020	$5,746	$12,664	$11,326

NET (LOSS)/PROFIT BEFORE TAXATION	$(1,829)	$(136)	$(2,208)	$(45)

TAXATION	0	0	(800)	(800)
NET LOSS AFTER TAXATION	$(1,829)	$(136)	$(3,008)	$(845)
NET LOSS PER SHARE	$(0.0000)	$(0.0000)	$(0.0001)	$(0.0000)

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	6 Months Ended
	12/31/2010	12/31/2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,008)	$(845)
Adjustments to reconcile net loss to net cash generated from/(used in) operating activities :
Increase/decrease resulting from changes in :
Due from affiliate	(456)	1,665
Accrued expense	5,502	230
Total adjustments	5,046	1,895
NET CASH GENERATED/(USED) IN OPERATING ACTIVITIES	2,038	1,050

CASH, BEGINNING OF PERIOD	7,807	208

CASH, END OF PERIOD	$9,845	$1,258

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of December 31, 2010 and the results of operations for the quarter and six months ended December 31, 2010 and 2009 and changes in cash flows for the six months ended December 31, 2010 and 2009.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2011.

Note 2.  Fair Value Measurements

Determination of Fair Value

At December 31, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

The following table presents the financial instruments carried at fair value as of December 31, 2010, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at December 31, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loan held for sale	-	-	$246,484	$246,484

Total assets at fair value	$-	$-	$246,484	$246,484

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the six months ended December 31, 2010.

LEVEL 3 ASSETS
Six Months Ended December 31, 2010
Due from Affiliate

Balance - July 1, 2010	$246,028
Advances and (repayments), net	456
Balance - December 31, 2010	$246,484

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.	Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 considering the fact that the Company is dormant.

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

INTERDYNE COMPANY
(Registrant)

Date : February 1, 2011	By :	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

	By :	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer