Form 10-Q
period 2011-03-31
INTERDYNE CO
filed 2011-05-09
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Largeaccelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No☐

As of May 3, 2011, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

INDEX

FINANCIAL INFORMATION

INDEX

FINANCIAL INFORMATION

Item 1.     Financial Statements
INTERDYNE COMPANY
BALANCE SHEETS

	Mar 31, 2011	Jun 30, 2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$10,835	$7,807
Due from affiliates	231,658	246,028

TOTAL CURRENT ASSETS	$242,493	$253,835

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$7,750	$8,450
Accrued management fees to related party	14,000	18,500
Other accrued expenses	1,280	4,078

TOTAL CURRENT LIABILITIES	$23,030	$31,028

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000shares authorized, 40,000,000 shares issued and to be issued	$500,000	$500,000
Deficit since May 29, 1990	(280,537)	(277,193)

TOTAL STOCKHOLDERS' EQUITY	$219,463	$222,807
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$242,493	$253,835

INDEX

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Mar 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

INCOME
Interest earned	5,174	5,258	15,629	16,540
TOTAL INCOME	5,174	5,258	15,629	16,540

EXPENSES
General and administrative	4,010	6,365	13,673	14,692
Management Fees	1,500	1,500	4,500	4,500
	5,510	7,865	18,173	19,192

NET PROFIT
BEFORE TAXATION	(336)	(2,607)	(2,544)	(2,652)
TAXATION	0	0	(800)	(800)
NET PROFIT/(LOSS)
AFTER TAXATION	(336)	(2,607)	(3,344)	(3,452)

EARNING/(LOSS) PER SHARE	$(0.0000)	$(0.0001)	$(0.0001)	$(0.0001)

INDEX

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	Mar 31, 2011	Mar 31, 2010
	(Unaudited)	(Unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,344)	(3,452)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Due from affiliates	14,370	26,407
Accrued expenses	(7,998)	(7,768)

Total adjustments	6,372	18,639

Net cash generated/(used) in operating activities	3,028	15,187

CASH, BEGINNING OF PERIOD	7,807	208
CASH, END OF PERIOD	10,835	15,395

INDEX

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2011 and the results of operations for the quarter and nine months ended March 31, 2011 and 2010 and changes in cash flows for the nine months ended March 31, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2011.

Note 2.  Accounting Policies

New Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

Determination of Fair Value

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year with no impact to the financial statements.

At March 31, 2011, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

INDEX

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

      The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy described above.

Assets measured at fair value on a recurring and
nonrecurring basis at March 31, 2011:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loan held for sale	-	-	$231,658	$231,658

Total assets at fair value	$-	$-	$231,658	$231,658

INDEX

Level 3  Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the nine months ended March 31, 2011:

LEVEL 3 ASSETS
Nine Months Ended March 31, 2011
Due from Affiliate

Balance - July 1, 2010	$246,028
Advances and (repayments), net	(14,370)
Balance - March 31, 2011	$231,658

INDEX

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunities.

The cash needs of the Company will be funded by the collection of the amount due from its affiliate.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011 considering the fact that the Company is dormant.

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

INTERDYNE COMPANY
(Registrant)

Date : May 3, 2011	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer