Form 10-K
period 2011-06-30
INTERDYNE CO
filed 2011-09-15
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY
(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Briarwood	92604
Irvine, CA	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (805)322-3883

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
Total revenues for registrants fiscal year ended June 30, 2011 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on August 31, 2011 was $102,240.

As of August 31, 2011, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1000 SW Broadway, Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

PART I

ITEM 1.  BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.  PROPERTIES

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees by the officer of $6,000 per annum during fiscal years 2011 and 2010 for the use of the home office and for providing accounting and other services.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2011.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2008 and ending June 30, 2011.  The prices for year ended June 30, 2011 were extracted from the Nasdaq website.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2008
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.002	$0.005

2009
Quarter ended March 31	$0.002	$0.0025
Quarter ended June 30	$0.01	$0.01
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.01	$0.02

2010
Quarter ended March 31	$0.004	$0.01
Quarter ended June 30	$0.004	$0.004
Quarter ended September 30	$0.005	$0.005
Quarter ended December 31	$0.005	$0.0052

2011
Quarter ended March 31	$0.006	$0.01
Quarter ended June 30	$0.007	$0.008

As of August 31, 2011, both the high and low bid prices for the Company's Common Stock were $0.0072 and $0.0072 respectively. There were approximately 1,625 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2011, the outstanding balance including interest totaled $236,615.62. The advances bear interest of 8.5% per annum for the years ended June 30, 2011 and 2010. Interest earned from the affiliate were $20,587 and $21,694 for the years ended June 30, 2011 and 2010, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary.  Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2011 and 2010 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2011 and June 30, 2010 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2011 and 2010 and the related statements of operations, accumulated deficit, and cash flows for the years ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2011 and 2010 and the results of their operations and their cash flows for the years ended June 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

s/s Farber Hass Hurley LLP
September 7, 2011
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2011 AND 2010

ASSETS	2011	2010

CURRENT ASSETS:
Cash	$9,265	$7,807
Due from affiliate	236,615	246,028
Total current assets	245,880	253,835

TOTAL ASSETS	$245,880	$253,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$10,000	$8,450
Accrued management fees to related party	15,500	18,500
Other accrued expenses	2,350	4,078
Total current liabilities	27,850	31,028

STOCKHOLDERS' EQUITY:
Preferred stock, no par value;authorized 50,000,000 shares; no shares outstanding
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(281,970)	(277,193)
Total stockholders' equity	218,030	222,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$245,880	$253,835

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
	2011	2010

EXPENSES:
Professional fees	$11,200	$11,547
General and administrative	7,364	9,427
Management fees to related party	6,000	6,000
Total expenses	24,564	26,974

OTHER INCOME – Interest from affiliate	20,587	21,694

LOSS BEFORE INCOME TAXES	(3,977)	(5,280)

INCOME TAXES	800	800

NET LOSS	(4,777)	(6,080)

ACCUMULATED DEFICIT,BEGINNING OF YEAR	(277,193)	(271,113)

ACCUMULATED DEFICIT,END OF YEAR	$(281,970)	$(277,193)

NET LOSS PER SHARE BASIC AND DILUTED	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,777)	$(6,080)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(3,178)	(7,574)
Net cash used in operating activities	(7,955)	(13,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliate, net	9,413	21,253
Net cash provided by financing activities	9,413	21,253

CASH, BEGINNING OF YEAR	7,807	208

CASH, END OF YEAR	$9,265	$7,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Recent Accounting Pronouncements – In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB ASC originally issued as FASB Statement 157.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 Fair Value measurements.  The Company adopted the measurement requirements of this guidance for the twelve months ended June 30, 2011 with no impact to the financial statements.

2.           FAIR VALUE MEASUREMENTS

Determination of Fair Value

At June 30, 2011, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Due from Affiliate.     Market prices are not available for the Company's loan due from an affiliate. As a result of this asset being due on demand, payable in cash, and guaranteed by a credit-worthy affiliate, the Company has determined that the fair value approximates its carrying value

The following tables present the financial instruments carried at fair value as of June 30, 2011 and 2010, by caption on the consolidated balance sheet and by FASB ASC 820-10 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2011:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affiliate	-	-	236,615	236,615
Total assets at fair value	$-	$-	$236,615	$236,615

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affiliate	-	-	246,028	246,028
Total assets at fair value	$-	$-	$246,028	$246,028

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets for the year ended June 30, 2011.

LEVEL 3 ASSETS
Year Ended June 30, 2011
Due from Affiliate

Balance - July 1, 2010	$246,028
Repayments	(30,000)
Interest Income	20,587
Balance - June 30, 2011	$236,615

3.           RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest 8.5% per annum, payable on demand. Interest recorded from the affiliate totaled $20,587 and $21,694, respectively, for the years ended June 30, 2011 and 2010.  The outstanding balance including interest of $236,615 as of June 30, 2011 and $246,028 as of June 30, 2010 is guaranteed by another affiliated company.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2011 and 2010 for the use of a home office, accounting and other services.  The amount payable as of June 30, 2011 is $15,500.

4.	INCOME TAXES

Income taxes for the years ended June 30, 2011 and 2010 represent state minimum franchise tax of $800.  At June 30, 2011, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $15,902.  The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings.  Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryforwards.  Therefore, in accordance with FASB ASC 740-10, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards.  The total deferred tax asset is $3,498, as of June 30, 2011. This is calculated by applying an estimated tax rate of 22% (the combined Federal and State tax rates) to the cumulative net operating losses of $15,902. For the year ended June 30, 2010 the deferred tax asset was $2,448.  This was calculated using the 2010 NOL carryforward of $11,127 multiplied by a 22% estimated tax rate.  If not utilized, these carryforwards will expire beginning in fiscal 2028.

5.	MANAGEMENT'S PLANS (UNAUDITED)

Management is exploring opportunities for a merger candidate which will bring value to the Company.  In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 30, 2012.

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

Management's Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2011.

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

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	67	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	61	Chief Financial Officer/Principal Accounting Officer and Secretary

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

ITEM 10.  EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2011 and 2010, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2011 and 2010 for providing accounting and other services and for the use of a home office.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information, as of August 31, 2011, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

Beneficial Owner	Shares Owned Beneficially and of Record	Percent of Class

Carlee Electronics Pte. Ltd.159 Gul Circle Singapore 629617	25,800,000	64.5%

Officers and directors as a group (two persons)	(1)	(1)

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2011, the outstanding balance including interest was $236,615. The advances bear interest of 8.5% per annum for years ended June 30, 2011 and 2010. Interest earned from the affiliate were $20,587 and $21,694, and $22,213, for the years ended June 30, 2011, 2010 and 2009, respectively.

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2011 and 2010 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $10,700 in the fiscal year ended June 30, 2011, and $10,000 in the fiscal year ended June 30, 2010.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2011, and June 30, 2010.

ITEM 15. Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2011 and 2010

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2011 and 2010

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2011 and 2010

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

Dated: September 1, 2011

INTERDYNE COMPANY
(Registrant)

	By:	/s/Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 1, 2011
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 1, 2011
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer