Form 10-Q
period 2011-09-30
INTERDYNE CO
filed 2011-11-09
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE  COMPANY
    BALANCE  SHEET

	9/30/2011	6/30/2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$4,277	$9,265
Due from affiliate	241,679	236,615
TOTAL CURRENT ASSETS	$245,956	$245,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$10,500	$10,000
Accrued management fees to related party	17,000	15,500
Other accrued expenses	3,399	2,350
TOTAL CURRENT LIABILITIES	$30,899	$27,850

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding
Common stock, no par value, 100,000,000shares authorized, 39,999,942 shares issued and to be issued	$500,000	$500,000
Accumulated deficit	(284,943)	(281,970)
TOTAL STOCKHOLDERS' EQUITY	$215,057	$218,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$245,956	$245,880

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended
	9/30/2011	9/30/2010
	(Unaudited)	(Unaudited)
INCOME
Interest earned	$5,064	$5,265
EXPENSES
General and administrative	5,737	4,143
Management Fees	1,500	1,500
	$7,237	$5,643

GROSS (LOSS)/PROFIT BEFORE TAX	$(2,173)	$(378)
TAX PROVISION	(800)	(800)
NET LOSS	$(2,973)	$(1,178)
NET LOSS PER SHARE	$(0.0001)	$(0.0000)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	Quarter Ended
	9/30/2011	9/30/2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,973)	$(1,178)
Adjustments to reconcile net loss to net cash generated from/(used in) operating activities
Changes In operating assets and liabilites
Accrued expense	3,049	4,369
Net cash provided by operating activities	76	3,191
CASH FLOWS FROM FINANCING ACTIVITIES
Due from affiliate	(5,064)	(5,266)
Net cash used by financing activities	(5,064)	(5,266)

NET INCREASE (DECREASE) IN CASH	(4,988)	(2,075)

CASH, BEGINNING OF PERIOD	9,265	7,807

CASH, END OF PERIOD	$4,277	$5,732

The accompanying notes are an integral part of the financial statements.

Index

 INTERDYNE  COMPANY

NOTE TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2011 and the results of operations for the quarter ended September 30, 2011 and 2010 and changes in cash flows for the quarter ended September 30, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

Determination of Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC”) originally issued as a FASB Statement 157.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 Fair Value measurements.  The Company adopted the measurement requirements of this guidance during the year with no impact to the financial statements.

At September 30, 2011, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

 The following table presents the financial instruments carried at fair value as of September 30, 2011, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2011:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affifliate	-	-	$241,679	$241,679

Total assets at fair value	$-	$-	$241,679	$241,679

Index

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2011:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Due from affiliate	-	-	$236,615	$236,615

Total assets at fair value	$-	$-	$236,615	$236,615

The only change in Level 3 investments for the quarter ending September 30, 2011 was interest income of $5,064.

Note 3.  Subsequent Events

In accordance with FASB ASC 855 (formerly SAFS No. 165 Subsequent Events) management evaluated all activities of the Company through October 24, 2011 (the issue date of the financial statements) and concluded that no additional subsequent events occurred that would require recognition or disclosure in these financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011 considering the fact that the Company is dormant.

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

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.         Exhibits

a.	31.1 Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	31.2 Certification of the Company's Chief Financial Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d.	101.INS	XBRL Instance Document

e.	101.SCH	XBRL Taxonomy Extension Schema Document

f.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

g.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

h.	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date : October 24, 2011	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

	By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer