Form 10-Q
period 2011-12-31
INTERDYNE CO
filed 2012-02-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of December 31, 2011, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE    COMPANY
BALANCE    SHEETS

	12/31/2011	6/30/2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$9,217	$9,265
Due from affiliate	238,706	236,615
TOTAL CURRENT ASSETS	$247,923	$245,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$13,000	$10,000
Accrued management fees to related party	18,500	15,500
Other accrued expenses	3,620	2,350
TOTAL CURRENT LIABILITIES	$35,120	$27,850

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding
Common stock, no par value, 100,000,000 shares authorized, 40,000,000 shares issued and to be issued	$500,000	$500,000
Accumulated deficit	(287,197)	(281,970)
TOTAL STOCKHOLDERS' EQUITY	$212,803	$218,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,923	$245,880

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE    COMPANY
STATEMENTS   OF   OPERATIONS

	Quarter Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME
Interest earned	$5,027	$5,191	$10,091	$10,456

EXPENSES
General and administrative	5,780	5,520	11,518	9,664
Management Fees	1,500	1,500	3,000	3,000
	$7,280	$7,020	$14,518	$12,664

GROSS (LOSS)/PROFIT BEFORE TAXATION	$(2,253)	$(1,829)	$(4,427)	$(2,208)
TAXATION	0	0	(800)	(800)
NET LOSS AFTER TAXATION	$(2,253)	$(1,829)	$(5,227)	$(3,008)
NET LOSS PER SHARE	$(0.0001)	$(0.0000)	$(0.0001)	$(0.0001)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE    COMPANY
STATEMENTS   OF   CASH   FLOWS

	Six Months Ended
	12/31/2011	12/31/2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,227)	(3,008)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities :
Increase/decrease resulting from changes in :
Accrued expense	7,270	5,502
	2,043	2,494
CASH FLOWS FROM FINANCING ACTIVITIES
Due from affiliate	(2,091)	(456)
Net cash used by financing activities	(2,091)	(456)

NET INCREASE (DECREASE) IN CASH	(48)	2,038

CASH, BEGINNING OF PERIOD	9,265	7,807
CASH, END OF PERIOD	$9,217	$9,845

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of December 31, 2011 and the results of operations for the quarter and six months ended December 31, 2011 and 2010 and changes in cash flows for the six months ended December 31, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended December 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

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

Index

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 considering the fact that the Company is dormant.

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

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

a.	31.1 Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	31.2 Certification of the Company's Chief Financial Officer/Principal Accounting Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	32 Certification of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d.	101.INS	XBRL Instance Document

e.	101. SCH	XBRL Taxonomy Extension Schema Document

f.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

g.	101. LAB	XBRL Taxonomy Extension Label Linkbase Document

h.	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date : February 1, 2012	By: /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By: /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer