Form 10-Q
period 2012-03-31
INTERDYNE CO
filed 2012-05-03
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  None

INTERDYNE COMPANY

INDEX

FINANCIAL INFORMATION

Index

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE    COMPANY
BALANCE    SHEETS

	Mar 31, 2012	Jun 30, 2011
	(Unaudited)	(Audited)
		$
ASSETS
CURRENT ASSETS
Cash	1,527	$9,265
Due from affiliates	237,755	236,615
TOTAL CURRENT ASSETS	239,282	$245,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	6,500	$10,000
Accrued management fees to related party	20,000	15,500
Other accrued expenses	2,708	2,350
TOTAL CURRENT LIABILITIES	29,208	$27,850

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and to be issued	500,000	$500,000
Accumulated deficit	(289,926)	(281,970)
TOTAL STOCKHOLDERS' EQUITY	210,074	$218,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	239,282	$245,880

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE    COMPANY
STATEMENTS   OF   OPERATIONS

	Quarter Ended		Nine Months Ended
	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011
	(Unaudited) $	(Unaudited) $	(Unaudited) $	(Unaudited) $

INCOME
Interest earned	5,049	5,174	15,140	15,629
TOTAL INCOME	5,049	5,174	15,140	15,629

EXPENSES
General and administrative	6,279	4,010	17,796	13,673
Management Fees	1,500	1,500	4,500	4,500
	7,779	5,510	22,296	18,173

GROSS LOSS BEFORE TAXATION	(2,730)	(336)	(7,156)	(2,544)
TAXATION	0	0	(800)	(800)
NET LOSS AFTER TAXATION	(2,730)	(336)	(7,956)	(3,344)
NET LOSS PER SHARE	$(0.0001)	$(0.0000)	$(0.0002)	$(0.0001)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE    COMPANY
STATEMENTS   OF   CASH   FLOWS

	For Nine Months Ended
	Mar 31, 2012	Mar 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	$	$

Net loss	(7,956)	(3,344)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities:
Increase/decrease resulting from changes in:
Accrued expenses	1,358	(7,998)
	(6,598)	(11,342)
CASH FLOW FROM FINANCING ACTIVITIES
Due from affiliates	(1,140)	14,370
Net cash generated/(used) by financing activities	(1,140)	14,370

NET INCREASE/(DECREASE) IN CASH	(7,738)	3,028

CASH, BEGINNING OF PERIOD	9,265	7,807

CASH, END OF PERIOD	1,527	10,835

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2012 and the results of operations for the quarter and nine months ended March 31, 2012 and 2011and changes in cash flows for the nine months ended March 31, 2012 and 2011.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

Note 2.  Change in Significant Accounting Policies

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

Index

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012 considering the fact that the Company is dormant.

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

None

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

INTERDYNE COMPANY
(Registrant)

Date : April 30, 2012	By : /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By : /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer