Form 10-K
period 2012-06-30
INTERDYNE CO
filed 2012-09-24
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2012 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2011 was $105,080.

As of August 31, 2012, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

PART I

ITEM 1.	BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.	PROPERTIES

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees by the officer of $6,000 per annum during fiscal years 2012 and 2011 for the use of the home office and for providing accounting and other services.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2012.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2009 and ending June 30, 2012.  The prices for year ended June 30, 2012 were extracted from the Nasdaq website.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2009
Quarter ended September 30	$0.01	$0.02
Quarter ended December 31	$0.01	$0.02

2010
Quarter ended March 31	$0.004	$0.01
Quarter ended June 30	$0.004	$0.004
Quarter ended September 30	$0.005	$0.005
Quarter ended December 31	$0.005	$0.0052

2011
Quarter ended March 31	$0.006	$0.01
Quarter ended June 30	$0.007	$0.008
Quarter ended September 30	$0.0074	$0.015
Quarter ended December 31	$0.0074	$0.0075

2012
Quarter ended March 31	$0.0075	$0.0075
Quarter ended June 30	$0.0051	$0.045

As of August 31, 2012, the high and low bid prices for the Company's Common Stock were $0.02 and $0.02 respectively. There were approximately 1,625 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2012, the outstanding balance including interest totaled $236,796. The advances bear interest of 8.5% per annum for the years ended June 30, 2012 and 2011. Interest earned from the affiliate were $20,181 and $20,587 for the years ended June 30, 2012 and 2011, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary.  Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2012 and 2011 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2012 and June 30, 2011 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2012 and 2011 and the related statements of operations, accumulated deficit, and cash flows for the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2012 and 2011 and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

s/s Farber Hass Hurley LLP
September 1, 2012
Camarillo, California

INTERDYNE COMPANY

BALANCE SHEET
JUNE 30, 2012 AND 2011

ASSETS	2012	2011

CURRENT ASSETS:
Cash	$3,264	$9,265
Due from affiliate	236,796	236,615
Total current assets	240,060	245,880

TOTAL ASSETS	$240,060	$245,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$9,250	$10,000
Accrued management fees to related party	21,500	15,500
Other accrued expenses	2,365	2,350
Total current liabilities	33,115	27,850

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 50,000,000 shares; no shares outstanding
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(293,055)	(281,970)
Total stockholders' equity	206,945	218,030

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$240,060	$245,880

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

EXPENSES:
Professional fees	$12,250	$11,200
General and administrative	12,216	7,364
Management fees to related party	6,000	6,000
Total expenses	30,466	24,564

OTHER INCOME – Interest from affiliate	20,181	20,587

LOSS BEFORE INCOME TAXES	(10,285)	(3,977)

INCOME TAXES	800	800

NET LOSS	(11,085)	(4,777)

ACCUMULATED DEFICIT, BEGINNING OF YEAR	(281,970)	(277,193)

ACCUMULATED DEFICIT, END OF YEAR	$(293,055)	$(281,970)

NET LOSS PER SHARE BASIC AND DILUTED	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,085)	$(4,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest	(20,181)	(20,587)
Accrued expenses	5,265	(3,178)
Net cash used in operating activities	(26, 001)	(28,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from affiliate	20,000	30,000
Net cash provided by financing activities	20,000	30,000

Net increase/(decrease) in cash	(6,001)	1,458

CASH, BEGINNING OF YEAR	9,265	7,807

CASH, END OF YEAR	$3,264	$9,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements –

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update (“ASU”) ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value between U.S. GAAP and International Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

2.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest 8.5% per annum, payable on demand. Interest recorded from the affiliate totaled $20,181 and $20,587, respectively, for the years ended June 30, 2012 and 2011.  The outstanding balance including interest of $236,796 as of June 30, 2012 and $236,615 as of June 30, 2011 is guaranteed by another affiliated company. The full balance is guaranteed by another affiliated company until June 30, 2013.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2012 and 2011 for the use of a home office, accounting and other services.  The amount payable as of June 30, 2012 is $21,500.

3.	INCOME TAXES

Income taxes for the years ended June 30, 2012 and 2011 represent state minimum franchise tax of $800.  At June 30, 2012, the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $26,989.  The ultimate realization of such loss carryforwards will be dependent on the Company attaining future taxable earnings.  Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryforwards.  Therefore, in accordance with FASB ASC 740-10, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryforwards.  The total deferred tax asset is $5,938, as of June 30, 2012. This is calculated by applying an estimated tax rate of 22% (the combined Federal and State tax rates) to the cumulative net operating losses of $26,989. For the year ended June 30, 2011 the deferred tax asset was $3,498.  This was calculated using the 2011 NOL carryforward of $15,902 multiplied by a 22% estimated tax rate.  If not utilized, these carryforwards will expire beginning in fiscal 2028.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. Federal and state tax examinations by tax authorities for the years ending December 31, 2006 and earlier.

4.	MANAGEMENT'S PLANS (UNAUDITED)

Management is exploring opportunities for a merger candidate which will bring value to the Company.  In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 30, 2013.

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

Management's Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2012.

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

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	68	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	62	Chief Financial Officer/Principal Accounting Officer and Secretary

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

For the fiscal years ended June 30, 2012 and 2011, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2012 and 2011 for providing accounting and other services and for the use of a home office.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information, as of August 31, 2012, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

	Shares Owned
	Beneficially
Beneficial Owner	and of Record	Percent of Class

Carlee Electronics Pte. Ltd. 159 Gul Circle Singapore 629617	25,800,000	64.5%

Officers and directors as a group (two persons)	(1)	(1)

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2012, the outstanding balance including interest was $236,796. The advances bear interest of 8.5% per annum for years ended June 30, 2012 and 2011. Interest earned from the affiliate were $20,181 and $20,587, and $21,694, for the years ended June 30, 2012, 2011 and 2010, respectively.

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2012 and 2011 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $11,750 in the fiscal year ended June 30, 2012, and $10,700 in the fiscal year ended June 30, 2011.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2012, and June 30, 2011.

ITEM 15.	Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2012 and 2011

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2012 and 2011

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

Notes to Financial Statements

b.	No financial statement schedules are filed as part of this report.

c.	The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer/ Principal Accounting Officer pursuant to Section302 of Sarbanes-Oxley Act of 2002

32	Section 1350 Certification

d.	The following XBRL documents are filed as part of this report:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 1, 2012

INTERDYNE COMPANY
(Registrant)

	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 1, 2012
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 1, 2012
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer