Form 10-Q
period 2012-09-30
INTERDYNE CO
filed 2012-11-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. 8

INTERDYNE COMPANY

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEET

	9/30/2012	6/30/2012
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$10,842	$3,264
Due from affiliate	226,721	236,796
		-
TOTAL CURRENT ASSETS	$237,563	$240,060

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$11,565	$9,250
Accrued management fees to related party	20,000	21,500
Other accrued expenses	2,390	2,365

TOTAL CURRENT LIABILITIES	33,955	33,115

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and to be issued	500,000	500,000
Accumulated deficit	(296,392)	(293,055)

TOTAL STOCKHOLDERS' EQUITY	203,608	206,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,563	$240,060

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended
	9/30/2012	9/30/2011
	(Unaudited)	(Unaudited)

EXPENSES
Professional fees	$3,565	$3,000
General and administrative	2,397	2,737
Management Fees	1,500	1,500

	7,462	7,237
OTHER INCOME - Interest from affiliate	4,925	5,064

GROSS (LOSS)/PROFIT BEFORE TAX	(2,537)	(2,173)

INCOME TAXES	(800)	(800)

NET LOSS	$(3,337)	$(2,973)

NET LOSS PER SHARE	$(0.0001)	$(0.0001)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended
	9/30/2012	9/30/2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,337)	$(2,973)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities
Changes In operating assets and liabilites
Accrued interest	(4,925)	(5,064)
Accrued expense	840	3,049

Net cash used by operating activities	(7,422)	(4,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliate	15,000	0

Net cash provided by financing activities	15,000	0

NET INCREASE/(DECREASE) IN CASH	7,578	(4,988)

CASH, BEGINNING OF PERIOD	3,264	9,265

CASH, END OF PERIOD	$10,842	$4,277

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE  COMPANY

NOTE TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying condensed financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2012 and the results of operations for the quarters ended September 30, 2012 and 2011 and changes in cash flows for the quarters ended September 30, 2012 and 2011.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3  Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest is guaranteed by another affiliated company.  During the quarter ending September 30, 2012 the Company received $15,000 on the receivable from Acculogic, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is at present dormant and is looking for new opportunity.

The cash needs of the Company will be funded by collections from amount due from its affiliate.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4.	Controls and Procedures

Our management, comprising the Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company.  It has designed such disclosure controls and procedures to ensure that material information is made known to it, particularly during the period in which this report was prepared.

Index

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012 considering the fact that the Company is dormant.

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

INTERDYNE COMPANY
(Registrant)

Date : October 31, 2012	By : /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By : /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer