Form 10-Q
period 2012-12-31
INTERDYNE CO
filed 2013-02-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒    No ☐

As of December 31, 2012, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

INDEX

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEETS

	12/31/2012	6/30/2012
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$3,607	$3,264
Due from affiliate	225,539	236,796

TOTAL CURRENT ASSETS	$229,146	$240,060

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$5,300	$9,250
Accrued management fees to related party	21,500	21,500
Other accrued expenses	1,286	2,365

TOTAL CURRENT LIABILITIES	28,086	33,115

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(298,940)	(293,055)

TOTAL STOCKHOLDERS' EQUITY	201,060	206,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,146	$240,060

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Professional fees	$3,500	$3,000	$7,065	$6,000
General and administrative	2,366	2,780	4,763	5,518
Management Fees	1,500	1,500	3,000	3,000
	7,366	7,280	14,828	14,518
OTHER INCOME - interest from affiliate	4,818	5,027	9,743	10,091

GROSS (LOSS)/PROFIT BEFORE TAXATION	(2,548)	(2,253)	(5,085)	(4,427)

TAXATION	-	-	(800)	(800)

NET LOSS AFTER TAXATION	$(2,548)	$(2,253)	$(5,885)	$(5,227)

NET LOSS PER SHARE	$(0.0001)	$(0.0001)	$(0.0001)	$(0.0001)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	12/31/2012	12/31/2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,885)	$(5,227)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities :
Increase/decrease resulting from changes in :
Accrued interest income	(9,743)	(10,091)
Accrued expense	(5,029)	7,270

Net cash used by operating activities	(20,657)	(8,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliate	21,000	8,000

Net cash provided by financing activities	21,000	8,000

NET INCREASE (DECREASE) IN CASH	343	(48)

CASH, BEGINNING OF PERIOD	3,264	9,265

CASH, END OF PERIOD	$3,607	$9,217

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of December 31, 2012 and the results of operations for the three and six months ended December 31, 2012 and 2011 and changes in cash flows for the six months ended December 31, 2012 and 2011.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended December 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

Note 2.   Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.   Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest is guaranteed by another affiliated company.  During the three and six months ended December 31, 2012 the Company received $6,000 and $21,000, respectively from Acculogic, Inc. as repayments against the advances and accrued interest due.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 considering the fact that the Company is dormant.

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

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds..

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

a.	31.1 Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	31.2 Certification of the Company's Chief Financial Officer/Principal Accounting Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	32 Certification of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d.	101.INS XBRL Instance Document

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

INTERDYNE COMPANY
(Registrant)

Date: February 1, 2013	By : /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By : /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer