Form 10-Q
period 2013-03-31
INTERDYNE CO
filed 2013-05-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

As of March 31, 2013, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

INDEX

FINANCIAL INFORMATION

Index

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	Mar 31, 2013	Jun 30, 2012
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$6,162	$3,264
Due from affiliates	225,303	236,796

TOTAL CURRENT ASSETS	$231,465	$240,060

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$7,250	$9,250
Accrued management fees to related party	23,000	21,500
Other accrued expenses	2,551	2,365

TOTAL CURRENT LIABILITIES	32,801	33,115

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000shares authorized, 39,999,942 shares issued and to be issued	500,000	500,000
Accumulated deficit	(301,336)	(293,055)

TOTAL STOCKHOLDERS' EQUITY	198,664	206,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,465	$240,060

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	Mar 31, 2013	Mar 31, 2012	Mar 31, 2013	Mar 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME
Interest earned	$4,765	$5,049	$14,508	$15,140

TOTAL INCOME	4,765	5,049	14,508	15,140

EXPENSES
Professional fees	3,350	3,500	10,415	9,500
General and administrative	2,310	2,779	7,073	8,296
Management Fees	1,500	1,500	4,500	4,500

	7,160	7,779	21,988	22,296

GROSS LOSS
BEFORE TAXATION	(2,395)	(2,730)	(7,480)	(7,156)

TAXATION	0	0	(800)	(800)
NET LOSS
AFTER TAXATION	$(2,395)	$(2,730)	$(8,280)	$(7,956)

BASIC AND DILUTED
NET LOSS PER SHARE	$(0.0001)	$(0.0001)	$(0.0002)	$(0.0002)

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	Mar 31, 2013	Mar 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,280)	$(7,956)

Adjustments to reconcile net loss to net cash generated from/(used in) operating activities:
Increase/decrease resulting from changes in:
Accrued interest income	(14,508)	(15,140)
Accrued expenses	(314)	1,358

Net cash used by operating activities	(23,102)	(21,738)

CASH FLOW FROM FINANCING ACTIVITIES
Cash received from affiliate	26,000	14,000

Net cash provided by financing activities	26,000	14,000

NET INCREASE/(DECREASE) IN CASH	2,898	(7,738)

CASH, BEGINNING OF PERIOD	3,264	9,265

CASH, END OF PERIOD	$6,162	$1,527

The accompanying notes are an integral part of the financial statements.

Index

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2013, the results of operations for the three and nine months ended March 31, 2013 and 2012, and changes in cash flows for the nine months ended March 31, 2013 and 2012.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

Note 2.	Change in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in the Company’s significant accounting policies.

Note 3.	Due from Affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance, including interest, is guaranteed by another affiliated company.  During the three and nine months ended March 31, 2013 the Company received $5,000 and $26,000, respectively from Acculogic, Inc. as repayments against the advances and accrued interest due.

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

As of the end of the period covered by this report, our management has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)).  Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are effective considering the fact that the Company is dormant.

Index

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013 considering the fact that the Company is dormant.

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

INTERDYNE COMPANY
(Registrant)

Date : April 30, 2013	By : /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By : /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer