Form 10-K
period 2013-06-30
INTERDYNE CO
filed 2013-09-16
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY
(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Briarwood
Irvine, CA	92604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (805) 322-3883

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2013 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2012 was $141,999.

As of August 31, 2013, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

PART I

ITEM 1.     BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.     PROPERTIES

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees by the officer of $6,000 per annum during fiscal years 2013 and 2012 for the use of the home office and for providing accounting and other services.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2013.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2010 and ending June 30, 2013. The prices for year ended June 30, 2013 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2010	Low	High
Quarter ended September 30	$0.005	$0.005
Quarter ended December 31	$0.005	$0.0052

2011
Quarter ended March 31	$0.006	$0.01
Quarter ended June 30	$0.007	$0.008
Quarter ended September 30	$0.0074	$0.015
Quarter ended December 31	$0.0074	$0.0075

2012
Quarter ended March 31	$0.0075	$0.0075
Quarter ended June 30	$0.0051	$0.045
Quarter ended September 30	$0.015	$0.034
Quarter ended December 31	$0.0022	$0.02

2013
Quarter ended March 31	$0.01	$0.02
Quarter ended June 30	$0.01	$0.02

As of August 31, 2013, the high and low bid prices for the Company's Common Stock were $0.0081 and $0.0081 respectively. There were approximately 1,624 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2013, the outstanding balance including interest totaled $217,340. The advances bear interest of 8.5% per annum for the years ended June 30, 2013 and 2012. Interest earned from the affiliate was $19,240 and $20,181 for the years ended June 30, 2013 and 2012, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliates. (See paragraph on Certain Relationships and Related Transactions in Item 12)

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2013 and 2012 for providing accounting and other services and also for the use of his home office. None of the Company's employees are currently represented by any labor union.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2013 and June 30, 2012 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2013 and 2012 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the two-year period ended June 30, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

s/s Farber Hass Hurley LLP
Camarillo, California
September 6, 2013

INTERDYNE COMPANY

BALANCE SHEETS
JUNE 30, 2013 AND 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash	$6,427	$3,264

OTHER ASSETS:
Due from affiliate	217,340	236,796

TOTAL ASSETS	$223,767	$240,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$8,300	$9,250
Accrued management fees to related party	15,500	21,500
Other accrued expenses	3,943	2,365
Total current liabilities	27,743	33,115

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 50,000,000 shares; no shares outstanding	-	-
Common stock, no par value;100,000,000 shares authorized;39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(303,976)	(293,055)
Total stockholders' equity	196,024	206,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$223,767	$240,060

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
JUNE 30, 2013 AND 2012

	2013	2012

EXPENSES:
Professional fees	$12,865	$12,250
General and administrative	10,496	12,216
Management fees to related party	6,000	6,000
Total expenses	29,361	30,466

OTHER INCOME – Interest from affiliate	19,240	20,181

LOSS BEFORE INCOME TAXES	(10,121)	(10,285)

INCOME TAXES	800	800

NET LOSS	(10,921)	(11,085)

ACCUMULATED DEFICIT, BEGINNING OF YEAR	(293,055)	(281,970)

ACCUMULATED DEFICIT, END OF YEAR	$(303,976)	$(293,055)

NET LOSS PER SHARE BASIC AND DILUTED	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,921)	$(11,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest	(19,240)	(20,181)
Accrued expenses	(5,372)	5,265
Net cash used in operating activities	(35,533)	(26,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from affiliate	38,696	20,000
Net cash provided by financing activities	38,696	20,000

Net increase/(decrease) in cash	3,163	(6,001)

CASH, BEGINNING OF YEAR	3,264	9,265

CASH, END OF YEAR	$6,427	$3,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Interdyne Company (the "Company") was incorporated in October 1946 in the state of California. The Company is a dormant shell currently seeking new opportunities. On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On May 17, 1990, the Company’s Amended Plan of Reorganization (the “Plan”) was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990. On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan. All claims and interest have been settled in accordance with the terms of the Plan. On August 22, 1990, the Board of Directors approved a change in the Company’s year-end to June 30, pursuant to the Plan.

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of a receivable due from an affiliate. Due to a guarantee of the amount by a different credit-worthy affiliate, an allowance for possible losses has not been made.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codified within Accounting Standards Codification (“ASC”) Topic No. 740-10, Income Taxes. Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. The Company assesses, on an annual basis, the realizibility of its deferred tax assets. A valuation allowance for deferred tax assets is established if, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results may vary from those estimates assumptions.

Net Loss per Share – The Company adopted ASC No. 260, “Earnings Per Share”, that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, “Earnings Per Share”, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding for any years presented. Weighted average shares for computing net loss per share were 39,999,942 for each of the years presented.

Reclassification – Certain amounts in the 2012 financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements – In July 2013, the FASB issued ASU No. 2013-11, Topic 740 - Income Taxes ("ASU 2013-11") which provides guidance to the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company intends to adopt this standard in the first quarter of fiscal 2014 and does not expect the adoption will have an impact on its consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest of 8.5% per annum, payable on demand. Interest recorded from the affiliate totaled $19,240 and $20,181, respectively, for the years ended June 30, 2013 and 2012. The outstanding balance, including interest, of $217,340 as of June 30, 2013 and $236,796 as of June 30, 2012 is guaranteed by another affiliated company, until the receivable has been satisfied or discharged.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2013 and 2012 for the use of a home office, accounting and other services. The amount payable as of June 30, 2013 is $15,500.

3.	INCOME TAXES

Income taxes for the years ended June 30, 2013 and 2012 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for Federal income tax purposes totaling approximately $37,910 and $26,989, for the years ended June 30, 2013 and 2012, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, in accordance with FASB ASC 740-10, a full valuation allowance has been provided against the gross deferred tax assets arising from these loss carryovers. If not utilized, the carryovers expire beginning in fiscal 2028.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. Federal and state tax examinations by tax authorities for the years ending June 30, 2009 and earlier.

4.	MANAGEMENT'S PLANS (UNAUDITED)

Management is exploring opportunities for a merger candidate which will bring value to the Company. In addition, management is confident that amounts received from its receivable will be adequate to fund its cash needs through June 30, 2014.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditor on any matter of accounting principles or practices or financial statements disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, comprising the Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. Management has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. They have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective considering the fact that the Company is dormant.

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

Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2013.

Changes in Internal Controls - During the year ended June 30, 2013, there has not occurred any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	69	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	63	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Kit Heng Tan has been Chief Financial Officer/Principal Accounting Officer, Secretary and a director of the Company since August 17, 1990. On June 8, 2006, Mr. Tan was appointed as director of Metal Containers. From October 1989 to the present, Mr. Tan has been a director and also the Chief Financial Officer of Acculogic, Inc., a California corporation, which is an affiliate of Metal Containers. From April 1990 to the present, Mr. Tan has been the Chief Financial Officer and a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers. Mr. Tan is a Chartered Accountant of England & Wales and a Chartered Accountant of Singapore.

ITEM 11.  EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2013 and 2012, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2013 and 2012 for providing accounting and other services and for the use of a home office.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2013, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

The Company's capital consists of 100,000,000 shares of Common Stock, no par value and 50,000,000 shares of Preferred Stock, no par value. As of the date hereof, 39,999,942 shares of Common Stock have been issued and are outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2013, the outstanding balance including interest was $217,340. The advances bear interest of 8.5% per annum for years ended June 30, 2013 and 2012. Interest earned from the affiliate were $19,240 and $20,181, for the years ended June 30, 2013 and 2012, respectively.

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2013 and 2012 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $12,365 in the fiscal year ended June 30, 2013, and $11,750 in the fiscal year ended June 30, 2012.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2013, and June 30, 2012.

ITEM 15.   Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2013 and 2012

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2013 and 2012

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

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

Dated: September 6, 2013

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 6, 2013
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 6, 2013
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer