Form 10-Q
period 2014-03-31
INTERDYNE CO
filed 2014-05-06
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2014 AND JUNE 30, 2013

	3/31/2014	6/30/2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,371	$6,427

OTHER ASSETS
Due from affiliate	207,519	217,340

TOTAL ASSETS	$210,890	$223,767

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$8,750	$8,300
Accrued management fees to related party	11,000	15,500
Other accrued expenses	3,229	3,943

TOTAL LIABILITIES	22,979	27,743

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(312,089)	(303,976)

TOTAL STOCKHOLDERS' EQUITY	187,911	196,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,890	$223,767

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

EXPENSES
Professional fees	$3,400	$3,350	$10,365	$10,415
General and administrative	1,970	2,310	5,913	7,073
Management fees to related party	1,500	1,500	4,500	4,500

TOTAL EXPENSES	6,870	7,160	20,778	21,988

OTHER INCOME - Interest from affiliate	4,348	4,765	13,465	14,508

LOSS BEFORE INCOME TAXES	(2,522)	(2,395)	(7,313)	(7,480)

INCOME TAX EXPENSE			(800)	(800)

NET LOSS	$(2,522)	$(2,395)	$(8,113)	$(8,280)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$-	$-

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Nine Months Ended
	3/31/2014	3/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,113)	$(8,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilites:
Accrued interest	(13,465)	(14,508)
Accrued expenses	(4,764)	(314)

NET CASH USED BY OPERATING ACTIVITIES	(26,342)	(23,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from affiliate	23,286	26,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,286	26,000

INCREASE/(DECREASE) IN CASH	(3,056)	2,898

CASH, BEGINNING OF PERIOD	6,427	3,264

CASH, END OF PERIOD	$3,371	$6,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$800	$800

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE  COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2014 and the results of operations for the three and nine months ended March 31, 2014 and 2013 and changes in cash flows for the nine months ended March 31, 2014 and 2013.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2013, as filed with the Securities and Exchange Commission.  The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.   Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest is guaranteed by another affiliated company.  During the three and nine months ended March 31, 2014 the Company received $0 and $23,286, respectively, from Acculogic, Inc. as repayments against the advances and accrued interest due.

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

Index
As of the end of the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)).  Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are not effective considering the fact that the Company, being dormant, has only one person on staff, the Chief Financial Officer/Principal Accounting Officer, to (1) handle all accounting transactions (consisting of primarily collecting funds from a related party and paying all expenses, including fees to this same officer); (2) reconcile the bank account, and (3) prepare all financial statement disclosures. The above duties have no supervision or review to insure proper segregation of duties and review of disclosures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2014 considering the fact that the Company is dormant and only has one person on staff to handle all duties of the Company.

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

INTERDYNE COMPANY
(Registrant)

Date: May 2, 2014	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

	By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer