Form 10-Q
period 2015-03-31
INTERDYNE CO
filed 2015-05-05
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEETS

	3/31/2015	6/30/2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,762	$2,730

OTHER ASSETS
Due from affiliate	200,760	206,902
TOTAL CURRENT ASSETS	$203,522	$209,632

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$9,000	$8,300
Accrued management fees to related party	14,000	12,500
Other accrued expenses	3,867	3,167
TOTAL CURRENT LIABILITIES	26,867	$23,967

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding	500,000	$500,000
Accumulated deficit	(323,345)	(314,335)
TOTAL STOCKHOLDERS' EQUITY	176,655	$185,665
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,522	$209,632

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EXPENSES
Professional fees	$3,500	$3,400	$10,815	$10,365
General and administrative	1,926	1,970	5,753	5,913
Management Fees	1,500	1,500	4,500	4,500
TOTAL EXPENSES	6,926	6,870	21,068	20,778
OTHER INCOME - interest from affiliate	4,206	4,348	12,858	13,465

LOSS BEFORE INCOME TAXES	(2,720)	(2,522)	(8,210)	(7,313)

INCOME TAX EXPENSE	-	-	(800)	(800)
NET LOSS	$(2,720)	$(2,522)	$(9,010)	$(8,113)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	3/31/2015	3/31/2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,010)	$(8,113)

Adjustments to reconcile net loss to net cash used by operating activities :
Increase/decrease resulting from changes in :
Accrued interest income	(12,858)	(13,465)
Accrued expense	2,900	(4,764)
Net cash used by operating activities	(18,968)	(26,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliate	19,000	23,286
Net cash provided by financing activities	19,000	23,286

NET INCREASE/(DECREASE) IN CASH	32	(3,056)

CASH, BEGINNING OF PERIOD	2,730	6,427

CASH, END OF PERIOD	$2,762	$3,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2015 and the results of operations for the three and nine months ended March 31, 2015 and 2014 and changes in cash flows for the nine months ended March 31, 2015 and 2014.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2014, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2015.

Note 2.	Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.	Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest is guaranteed by another affiliated company.  During the nine months ended March 31, 2015 the Company received $19,000 from Acculogic, Inc. as repayments against the advances and accrued interest due.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2015 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company.

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

INTERDYNE COMPANY
(Registrant)

Date: May 4, 2015	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer