Form 10-K
period 2015-06-30
INTERDYNE CO
filed 2015-09-24
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Total revenues for registrants fiscal year ended June 30, 2015 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2014 was $212,999.

As of August 31, 2015, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

PART I

ITEM 1.	BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.	PROPERTIES

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees by the officer of $6,000 per annum during fiscal years 2015 and 2014 for the use of the home office and for providing accounting and other services.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2015.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2012 and ending June 30, 2015. The prices for year ended June 30, 2015 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2012	Low	High
Quarter ended September 30	$0.015	$0.034
Quarter ended December 31	$0.0022	$0.02

2013
Quarter ended March 31	$0.01	$0.02
Quarter ended June 30	$0.01	$0.02
Quarter ended September 30	$0.0023	$0.045
Quarter ended December 31	$0.022	$0.022

2014
Quarter ended March 31	$0.022	$0.022
Quarter ended June 30	$0.015	$0.022
Quarter ended September 30	$0.015	$0.018
Quarter ended December 31	$0.015	$0.0186

2015
Quarter ended March 31	$0.015	$0.0156
Quarter ended June 30	$0.015	$0.02

As of August 31, 2015, the high and low bid prices for the Company's Common Stock were $0.0151 and $0.0151 respectively. There were approximately 1,624 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements.

The Company is currently dormant.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2015, the outstanding balance including interest totaled $196,899. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $16,997 and $17,829 for the years ended June 30, 2015 and 2014, respectively.

The cash needs of the Company will be funded by collections from amounts due from its affiliate. (See paragraph on Certain Relationships and Related Transactions in Item 13).

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2015 and 2014 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2015 and June 30, 2014 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interdyne Company:

We have audited the accompanying balance sheets of Interdyne Company (the "Company") as of June 30, 2015 and 2014, and the related statements of operations and accumulated deficit, and cash flows for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

s/s Farber Hass Hurley LLP
Camarillo, California
September 22, 2015

INTERDYNE COMPANY

BALANCE SHEETS JUNE 30, 2015 AND 2014

ASSETS	2015	2014

CURRENT ASSETS:
Cash	$7,565	$2,730

OTHER ASSETS:
Due from affiliate	196,899	206,902

TOTAL ASSETS	$204,464	$209,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$10,000	$8,300
Accrued management fees to related party	15,500	12,500
Other accrued expenses	4,758	3,167
Total current liabilities	30,258	23,967

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 50,000,000 shares; no shares outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding	500,000	500,000
Accumulated deficit	(325,794)	(314,335)
Total stockholders' equity	174,206	185,665

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,464	$209,632

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
EXPENSES:
Professional fees	$13,315	$12,815
General and administrative	8,341	8,573
Management fees to related party	6,000	6,000
Total expenses	27,656	27,388

OTHER INCOME – Interest from affiliate	16,997	17,829

LOSS BEFORE INCOME TAXES	(10,659)	(9,559)

INCOME TAXES	800	800

NET LOSS	(11,459)	(10,359)

ACCUMULATED DEFICIT, BEGINNING OF YEAR	(314,335)	(303,976)

ACCUMULATED DEFICIT, END OF YEAR	$(325,794)	$(314,335)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,459)	$(10,359)
Adjustments to reconcile net loss to net cash provided by/(used by) operating activities:
Changes in operating assets and liabilities:
Accrued interest	(16,997)	(17,828)
Accrued expenses	6,291	(3,776)
Net cash used in operating activities	(22,165)	(31,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from affiliate	27,000	28,266
Net cash provided by financing activities	27,000	28,266

Net increase/(decrease) in cash	4,835	(3,697)

CASH, BEGINNING OF YEAR	2,730	6,427

CASH, END OF YEAR	$7,565	$2,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Income tax paid	$800	$800

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements –Management has reviewed all recent accounting pronouncements and determined that none will have a material impact on the Company’s present or future financial statements.

2.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest at a rate of 8.5% per annum and are payable on demand. Interest recorded from the affiliate totaled $16,997 and $17,829, respectively, for the years ended June 30, 2015 and 2014. The outstanding balance, including interest, was $196,899 as of June 30, 2015 and $206,902 as of June 30, 2014 and is guaranteed by another affiliated company, until the receivable has been satisfied or discharged.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2015 and 2014 for the use of a home office, accounting and other services. The amount payable was $15,500 and $12,500 as of June 30, 2015 and June 30, 2014, respectively.

3.	INCOME TAXES

Income taxes for the years ended June 30, 2015 and 2014 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $59,728 and $48,269, as of the years ended June 30, 2015 and 2014, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, a full valuation allowance has been recorded against the gross deferred tax assets arising from these loss carryovers. If not utilized, the carryovers expire beginning in fiscal 2028.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for the years ending June 30, 2011 and earlier.

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

Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2015 considering the fact that the Company, being dormant, has only has one person on staff to handle all duties of the Company.

The independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended June 30, 2015.

Changes in Internal Controls - During the year ended June 30, 2015, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	71	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	65	Chief Financial Officer/Principal Accounting Officer and Secretary

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

For the fiscal years ended June 30, 2015 and 2014, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2015 and 2014 for providing accounting and other services and for the use of a home office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2015, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2015, the outstanding balance including interest was $196,899. The advances bear interest at a rate of 8.5% per annum and are payable on demand. Interest earned from the affiliate was $16,996 and $17,829, for the years ended June 30, 2015 and 2014, respectively.

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2015 and 2014 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $12,815 in the fiscal year ended June 30, 2015, and $12,315 in the fiscal year ended June 30, 2014.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $500 in each of the fiscal years ended June 30, 2015, and June 30, 2014.

ITEM 15.	Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2015 and 2014

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2015 and 2014

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2015 and 2014

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

Dated: September 22, 2015

INTERDYNE COMPANY
(Registrant)

	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 22, 2015
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 22, 2015
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer