Form 10-Q
period 2015-09-30
INTERDYNE CO
filed 2015-11-12
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. 8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEETS

	9/30/2015	6/30/2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$12,039	$7,565

OTHER ASSETS
Due from affiliate	191,969	196,899

TOTAL ASSETS	$204,008	$204,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$12,000	$10,000
Accrued management fees to related party	17,000	15,500
Other accrued expenses	4,518	4,758

Total current liabilities	$33,518	$30,258

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 50,000,000 shares, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding	$500,000	$500,000
Accumulated deficit	(329,510)	(325,794)

TOTAL STOCKHOLDERS' EQUITY	$170,490	$174,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,008	$204,464

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	9/30/2015	9/30/2014
	(Unaudited)	(Unaudited)

EXPENSES
Professional fees	$3,500	$3,765
General and administrative	1,986	1,940
Management fees to related party	1,500	1,500

Total expenses	6,986	7,205

OTHER INCOME - Interest from affiliate	4,070	4,420

LOSS BEFORE INCOME TAXES	(2,916)	(2,785)

INCOME TAXES	(800)	(800)

NET LOSS	$(3,716)	$(3,585)

BASIC AND DILUTED LOSS PER SHARE	-	-

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	39,999,942	39,999,942

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	9/30/2015	9/30/2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,716)	$(3,585)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilites
Accrued interest	(4,070)	(4,420)
Accrued expenses	3,260	3,026
Tax payable	-	800

Net cash used in operating activities	(4,526)	(4,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliate	9,000	6,000

Net cash provided by financing activities	9,000	6,000

INCREASE IN CASH	4,474	1,821

CASH, BEGINNING OF PERIOD	7,565	2,730

CASH, END OF PERIOD	$12,039	$4,551

Supplemental Cash Flow Disclosures:

Cash paid for:
Income taxes	$800	$800

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE  COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Note 1.	Interim Financial Statements

The accompanying condensed financial statements are unaudited, but in the opinion of the management of  Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2015 and the results of operations for the three months ended September 30, 2015 and 2014 and changes in cash flows for the three months ended September 30, 2015 and 2014.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2015, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2016.

Note 2.	Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in the significant accounting policies.

Note 3	Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance, including interest, is guaranteed by another affiliated company.  During the three months ended September 30, 2015 and 2014 the Company received $9,000 and $6,000, respectively, on the receivable from Acculogic, Inc.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2015 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the period covered by this report.

During our most recent fiscal three months, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERDYNE COMPANY
(Registrant)

Date : November 11, 2015	By :	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

	By :	/s/Kit_ H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer