Form 10-Q
period 2016-03-31
INTERDYNE CO
filed 2016-05-11
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
CONDENSED BALANCE SHEETS

	3/31/2016	6/30/2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,011	$7,565

OTHER ASSETS
Due from affiliate	190,037	196,899
		-
TOTAL CURRENT ASSETS	$196,048	$204,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$12,550	$10,000
Accrued management fees to related party	20,000	15,500
Other accrued expenses	2,855	4,758

TOTAL CURRENT LIABILITIES	35,405	$30,258

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding	$500,000	$500,000
Accumulated deficit	(339,357)	(325,794)

TOTAL STOCKHOLDERS' EQUITY	160,643	$174,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,048	$204,464

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EXPENSES
Professional fees	$6,200	$3,500	$14,365	$10,815
General and administrative	1,942	1,926	6,011	5,753
Management Fees	1,500	1,500	4,500	4,500

TOTAL EXPENSES	9,642	6,926	24,876	21,068
OTHER INCOME - interest from affiliate	3,982	4,206	12,113	12,858

LOSS BEFORE INCOME TAXES	(5,660)	(2,720)	(12,763)	(8,210)

INCOME TAX EXPENSE	-	-	(800)	(800)
NET LOSS	$(5,660)	$(2,720)	$(13,563)	$(9,010)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	3/31/2016	3/31/2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,563)	$(9,010)

Adjustments to reconcile net loss to net cash used by operating activities :
Increase/decrease resulting from changes in :
Accrued interest income	(12,113)	(12,858)
Accrued expense	5,147	2,900
		-
Net cash used by operating activities	(20,529)	(18,968)
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliate	18,975	19,000
	-	-
Net cash provided by financing activities	18,975	19,000

NET INCREASE/(DECREASE) IN CASH	(1,554)	32

CASH, BEGINNING OF PERIOD	7,565	2,730

CASH, END OF PERIOD	$6,011	$2,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800

The accompanying notes are an integral part of the financial statements.

Index
INTERDYNE  COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2016 and the results of operations for the three and nine months ended March 31, 2016 and 2015 and changes in cash flows for the nine months ended March 31, 2016 and 2015.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2015, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2016.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.   Due from affiliate

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest is guaranteed by another affiliated company.  During the nine months ended March 31, 2016 and 2015 the Company received $18,975 and $19,000, respectively, from Acculogic, Inc. as repayments against the advances and accrued interest due.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2016 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company.

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

Index
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

a	31.1	Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b	31.2	Certification of the Company's Chief Financial Officer/Principal Accounting Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c	32	Certification of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d	101.INS	XBRL Instance Document

e	101.SCH	XBRL Taxonomy Extension Schema Document

f	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

g	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

h	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date: May 10, 2016	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer