Form 10-K
period 2016-06-30
INTERDYNE CO
filed 2016-09-27
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2016 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2015 was $120,700.

As of September 23, 2016, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

FORM 10-K
INTERDYNE COMPANY, INC.

Index
For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Interdyne Company”, “the Company”, “we,” “us,” and “our,” refer to Interdyne Company, a California corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.	BUSINESS

The Company is currently dormant and is looking for new opportunities.

ITEM 2.	PROPERTIES

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees by the officer of $6,000 per annum during fiscal years 2016 and 2015 for the use of the home office and for providing accounting and other services.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2016.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2013 and ending June 30, 2016. The prices for year ended June 30, 2016 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Index
2013	Low	High
Quarter ended September 30	$0.0023	$0.045
Quarter ended December 31	$0.022	$0.022

2014
Quarter ended March 31	$0.022	$0.022
Quarter ended June 30	$0.015	$0.022
Quarter ended September 30	$0.015	$0.018
Quarter ended December 31	$0.015	$0.0186

2015
Quarter ended March 31	$0.015	$0.0156
Quarter ended June 30	$0.015	$0.02
Quarter ended September 30	$0.0151	$0.0171
Quarter ended December 31	$0.0085	$0.02

2016
Quarter ended March 31	$0.0085	$0.0085
Quarter ended June 30	$0.0085	$0.009

As of August 31, 2016, the high and low bid prices for the Company's Common Stock were $0.009 and $0.009 respectively. There were approximately 1,620 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is currently dormant and is looking for new opportunities.

Results of Operations

The Company is currently dormant and therefore does not generate any revenue other than the interest income it earns from the advances to an affiliated company detailed below.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2016, the outstanding balance including interest totaled $194,104. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $16,180 and $16,997 for the years ended June 30, 2016 and 2015, respectively. On July 25, 2016, the total amount due from Acculogic, Inc. has been repaid in full.

For the year ended June 30, 2016, the following expenses were incurred:

1.
Professional fees of $10,915 comprising of audit fees and tax preparation fee. These fees were reduced from $13,315 incurred in the previous year. This reduction is due mainly to lower audit fees as a result in the change of the independent auditors;

2.	General and administrative expenses totaled $9,217 compared to $8,341 in the previous year;
3.	Management fee of $6,000 remained unchanged compare to the previous year’s.

Index
Liquidity and Capital Resources

For year ended June 30, 2016, the Company received $18,975 from Acculogic, Inc. as its repayment for the amount due from this company. The Company paid $14,315 to its previous independent auditors and tax agent. The Company also paid $9,361 for its operating expenses and $800 for franchise tax.

As of June 20, 2016, the Company has a cash balance of $2,065. On July 25, 2016, Acculogic, Inc. repaid to the Company in full the total amount due of $195,204.  As a result, the Company has sufficient cash in hand to fund its operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2016 and 2015 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2016 and June 30, 2015 and for the years then ended are set forth on the following pages.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Interdyne Company

We have audited the accompanying balance sheet of Interdyne Company (the “Company”) as of June 30, 2015 and the related statements of operations and accumulated deficit, and cash flows for the year ended June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as of June 30, 2015 and the results of its operations and its cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

s/ Farber Hass Hurley LLP
Camarillo, California
September 18, 2015

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Interdyne Company
Irvine, CA

We have audited the accompanying balance sheet of Interdyne Company (the “Company”) as of June 30, 2016 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 23, 2016

Index
INTERDYNE COMPANY
BALANCE SHEETS
JUNE 30, 2016 AND 2015

ASSETS	2016	2015

CURRENT ASSETS:
Cash	$2,065	$7,565
Due from related party	194,104	196,899
Total current assets	$196,169	$204,464

TOTAL ASSETS	$196,169	$204,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$6,600	$10,000
Accrued management fees to related party	21,500	15,500
Other accrued expenses	4,615	4,758
Total current liabilities	32,715	30,258

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of June 30, 2016 and 2015, respectively	500,000	500,000
Accumulated deficit	(336,546)	(325,794)
Total stockholders' equity	163,454	174,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,169	$204,464

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

OPERATING EXPENSES:
Professional fees	$10,915	$13,315
General and administrative	9,217	8,341
Management fees to related party	6,000	6,000
Total expenses	26,132	27,656

OPERATING LOSS	(26,132)	(27,656)

OTHER INCOME:
Interest from related party	16,180	16,997

Total other income	16,180	16,997

LOSS BEFORE INCOME TAXES	(9,952)	(10,659)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	(10,752)	(11,459)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2014	39,999,942	$500,000	$-	$(314,335)	$185,665
Net Loss				(11,459)	(11,459)
Balance, June 30, 2015	39,999,942	500,000	-	(325,794)	174,206
Net Loss				(10,752)	(10,752)
Balance, June 30, 2016	39,999,942	$500,000	$-	$(336,546)	$163,454

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,752)	$(11,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest due from related party	(16,180)	(16,997)
Accrued expenses	2,457	6,291
Net cash used in operating activities	(24,475)	(22,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from related party	18,975	27,000
Net cash provided by investing activities	18,975	27,000

Net increase/ (decrease) in cash	(5,500)	4,835

CASH, BEGINNING OF YEAR	7,565	2,730

CASH, END OF YEAR	$2,065	$7,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800
Interest paid	$0	$0

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 and 2015

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Related party – The Company follows ASC 850, “Related Party Disclosure”, for the identification of related parties and disclosure of related party transactions.

Concentrations of Credit Risk – The Company does not have any asset that exposes it to credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of a receivable due from an affiliate. Due to a guarantee of the amount by a different credit-worthy affiliate, an allowance for possible losses has not been made.

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

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on net earnings and financial position.

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

Index
Fair value of Financial Instruments- The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair value Measurement- Our financial instruments consist principally of cash, due from affiliate, accrued expenses, and due to related party. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2
Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3
Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accrued expenses, and due to related party approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Recent Accounting Pronouncements –Management has reviewed all recent accounting pronouncements and determined that none will have a material impact on the Company’s present or future financial statements.

2.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest at a rate of 8.5% per annum and are payable on demand. Interest recorded from the affiliate totaled $16,180 and $16,997, respectively, for the years ended June 30, 2016 and 2015. The Company recorded payments of $18,975 and $27,000 from the affiliate, respectively, for the years ended June 30, 2016 and 2015.The outstanding balance, including interest, was $194,104 as of June 30, 2016 and $196,899 as of June 30, 2015. The notes receivable is guaranteed by AMT Datasouth Corp., another affiliated company controlled by the Company’s Chief Executive Officer, until it has been satisfied or discharged. On July 25, 2016, the total amount due from Acculogic, Inc. has been repaid in full and consequently the guarantee ceased to be valid.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2016 and 2015 for the use of a home office, accounting and other services. The amount payable was $21,500 and $15,500 as of June 30, 2016 and June 30, 2015, respectively.

Index
3.	INCOME TAXES

Income taxes for the years ended June 30, 2016 and 2015 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $70,480 and $59,728, as of the years ended June 30, 2016 and 2015, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, a full valuation allowance has been recorded against the gross deferred tax assets arising from the June 30, 2016 and 2015 loss carryovers which based on using 34% enacted federal tax rate is $23,964 and $20,308, respectively. If not utilized, the carryovers expire beginning in fiscal 2026.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for the years ending June 30, 2011 and earlier. According to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

4.	SUBSEQUENT EVENTS

On July 25, 2016, the Company received the full payment of the amount due from Acculogic, Inc., a related party, in the amount of $195,204.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 29, 2016, the Directors decided to change the independent auditors of the Company in order to reduce the audit fees.

The Company has not had any disagreements with the previous or the current independent auditors on any matter of accounting principles or practices or financial statements disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls - The Company’s management, comprising the Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. Management has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. As of the end of the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)).  Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are not effective considering the fact that the Company, being dormant, has only one person on staff, the Chief Financial Officer/Principal Accounting Officer, to (1) handle all accounting transactions (consisting of primarily collecting funds from a related party and paying all expenses, including fees to this same officer); (2) reconcile the bank account, and (3) prepare all financial statement disclosures. The above duties have no supervision or review to insure proper segregation of duties and review of disclosures. As a result, material weaknesses over disclosure controls and procedures exist.

Index
Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2016 considering the fact that the Company, being dormant, has only has one person on staff to handle all duties of the Company. There is no supervision or review to insure proper internal control over financial reporting. As a result, material weakness over internal control over financial reporting exists.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls - During the year ended June 30, 2016, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	72	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	66	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Index
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

For the fiscal years ended June 30, 2016 and 2015, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2016 and 2015 for providing accounting and other services and for the use of a home office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2016, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2016, the outstanding balance including interest was $194,104. The advances bear interest at a rate of 8.5% per annum and are payable on demand. Interest earned from the affiliate was $16,180 and $16,996, for the years ended June 30, 2016 and 2015, respectively. On July 25, 2016, the total amount due from Acculogic, Inc. has been repaid in full.

Index
The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2016 and 2015 for the use of the home office and for providing accounting and other services.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $10,165 in the fiscal year ended June 30, 2016, and $12,815 in the fiscal year ended June 30, 2015.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $800 and $500 for the fiscal years ended June 30, 2016, and June 30, 2015 respectively.

ITEM 15.	Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheet at June 30, 2016 and 2015

Interdyne Company Statements of Income and Accumulated Deficit for the Years Ended June 30, 2016 and 2015

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2016 and 2015

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

Index
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

Dated: September 27, 2016

INTERDYNE COMPANY
(Registrant)

	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/ Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and
Chief Executive Officer	Chief Executive Officer	September 27, 2016

/s/ Kit H. Tan
Kit H. Tan	Director and
Chief Financial Officer/	Chief Financial Officer/	September 27, 2016
Principal Accounting Officer	Principal Accounting Officer