Form 10-Q
period 2016-09-30
INTERDYNE CO
filed 2016-11-09
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2016, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No. 8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	9/30/2016	6/30/2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$169,722	$2,065
Due from related party	-	194,104
Total current assets	$169,722	$196,169
TOTAL ASSETS	$169,722	$196,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$4,046	$6,600
Accrued management fees to related party	3,000	21,500
Other accrued expenses	4,614	4,615
Total current liabilities	$11,660	$32,715

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of 9/30/2016 and 6/30/2016, respectively	$500,000	$500,000
Accumulated deficit	(341,938)	(336,546)
TOTAL STOCKHOLDERS' EQUITY	$158,062	$163,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,722	$196,169

The accompanying notes are an integral part of these unaudited  financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended
	9/30/2016	9/30/2015
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$2,296	$3,500
General and administrative	1,896	1,986
Management fees to related party	1,500	1,500
Total expenses	5,692	6,986

OPERATING LOSS	(5,692)	(6,986)

OTHER INCOME:
Interest from related party	1,100	4,070
Total other income	1,100	4,070
LOSS BEFORE INCOME TAXES	(4,592)	(2,916)

INCOME TAXES EXPENSE	(800)	(800)
NET LOSS	$(5,392)	$(3,716)
NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	Three Months Ended
	9/30/2016	9/30/2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,392)	$(3,716)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilites
Interest due from related party	(1,100)	(4,070)
Accrued expenses	(21,055)	3,260
Net cash used in operating activities	(27,547)	(4,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from related party	195,204	9,000
Net cash provided by investing activities	195,204	9,000
NET INCREASE IN CASH	167,657	4,474

CASH, BEGINNING OF PERIOD	2,065	7,565
CASH, END OF PERIOD	$169,722	$12,039
Supplemental Cash Flow Disclosures:
Income taxes paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2016 and the results of operations for the three months ended September 30, 2016 and 2015 and changes in cash flows for the three months ended September 30, 2016 and 2015.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2016, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in the significant accounting policies.

Note 3. Related party transactions

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance, including interest, was guaranteed by AMT Datasouth Corp., an affiliated company controlled by the CEO of the Company.  The balances due from Acculogic, Inc. as of September 30, 2016 and June 30, 2016 were $0 and $194,104, respectively. During the three months ended September 30, 2016, the total amount due from Acculogic, Inc. was repaid in full and consequently the guarantee ceased to be valid.

An officer of the Company charged a management fee totaling $1,500 for each of the three months ended September 30, 2016 and 2015 for the use of a home office, accounting and other services. The balances due to this officer were $3,000 and $21,500 as of September 30, 2016 and June 30, 2016, respectively.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2016 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company. There is no supervision or review to insure proper internal control over financial reporting. As a result, material weakness over internal control over financial reporting exists.

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

INTERDYNE COMPANY
(Registrant)

Date : November 9, 2016	By:	/s/Sun Tze Whang
Sun Tze Whang
Director/Chief Executive Officer

	By:	/s/Kit H. Tan
Kit H. Tan
Director/Chief Financial Officer/Principal Accounting Officer