Form 10-Q
period 2016-12-31
INTERDYNE CO
filed 2017-02-10
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 10, 2017, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$156,357	$2,065
Due from related party	-	194,104
Total current assets	$156,357	$196,169
TOTAL ASSETS	$156,357	$196,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$1,500	$6,600
Accrued management fees to related party	1,500	21,500
Other accrued expenses	695	4,615
Total current liabilities	3,695	32,715

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of December 31, 2016 and June 30, 2016	500,000	500,000
Accumulated deficit	(347,338)	(336,546)
TOTAL STOCKHOLDERS' EQUITY	$152,662	$163,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,357	$196,169

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$1,500	$4,665	$3,796	$8,165
General and administrative	2,400	2,083	4,296	4,069
Management fees to related party	1,500	1,500	3,000	3,000
Total expenses	5,400	8,248	11,092	15,234

OPERATING LOSS	(5,400)	(8,248)	(11,092)	(15,234)

OTHER INCOME
Interest from related party	-	4,061	1,100	8,131
Total other income	-	4,061	1,100	8,131

LOSS BEFORE INCOME TAXES	(5,400)	(4,187)	(9,992)	(7,103)

INCOME TAX EXPENSE	-	-	(800)	(800)

NET LOSS	$(5,400)	$(4,187)	$(10,792)	$(7,903)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,792)	$(7,903)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Interest due from related party	(1,100)	(8,131)
Accrued expenses	(29,020)	742
Net cash used in operating activities	(40,912)	(15,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from related party	195,204	18,975

Net cash provided by investing activities	195,204	18,975

NET INCREASE IN CASH	154,292	3,683

CASH, BEGINNING OF PERIOD	2,065	7,565

CASH, END OF PERIOD	$156,357	$11,248

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of December 31, 2016 and the results of operations for the three and six months ended December 31, 2016 and 2015 and changes in cash flows for the six months ended December 31, 2016 and 2015.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2016, as filed with the Securities and Exchange Commission.  The results of operations for the six months ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.   Related Party Transactions

In prior years, the Company made advances to Acculogic, Inc., a related company through common ownership and management.  The advances bear interest at 8.5% per annum and is payable on demand.  The balance, including interest, was guaranteed by AMT Datasouth Corp., an affiliated company controlled by the CEO of the Company. The balances due from Acculogic, Inc. as of December 31, 2016 and June 30, 2016 were $0 and $194,104, respectively. As the total amount due from Acculogic, Inc. was repaid in full in July 2016, the abovementioned guarantee ceased to be valid.

An officer of the Company charged a management fee totaling $3,000 for each of the six months ended December 31, 2016 and 2015 for the use of a home office, accounting and other services. The balances due to this officer as of December 31, 2016 and June 30, 2016 were $1,500 and $21,500, respectively.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company. There is no supervision or review to insure proper internal control over financial reporting. As a result, material weakness over internal control over financial reporting exists.

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

INTERDYNE COMPANY
(Registrant)

Date: February 10, 2017	By:	/s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By:	/s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer