Form 10-Q
period 2017-03-31
INTERDYNE CO
filed 2017-05-08
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
   WASHINGTON, D.C.  20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2017, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Exhibit Index Page No.:  8

INTERDYNE COMPANY

FORM 10-Q

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERDYNE COMPANY
BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$152,572	$2,065
Due from related party	-	194,104
Total current assets	$152,572	$196,169
TOTAL ASSETS	$152,572	$196,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$1,500	$6,600
Accrued management fees to related party	1,500	21,500
Other accrued expenses	2,063	4,615
Total current liabilities	5,063	32,715

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of March 31, 2017 and June 30, 2016	500,000	500,000
Accumulated deficit	(352,491)	(336,546)
TOTAL STOCKHOLDERS' EQUITY	$147,509	$163,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,572	$196,169

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$1,500	$6,200	$5,296	$14,365
General and administrative	2,153	1,942	6,449	6,011
Management fees to related party	1,500	1,500	4,500	4,500
Total expenses	5,153	9,642	16,245	24,876

OPERATING LOSS	(5,153)	(9,642)	(16,245)	(24,876)

OTHER INCOME
Interest from related party	-	3,982	1,100	12,113
Total other income	-	3,982	1,100	12,113

LOSS BEFORE INCOME TAXES	(5,153)	(5,660)	(15,145)	(12,763)

INCOME TAX EXPENSE	-	-	(800)	(800)

NET LOSS	$(5,153)	$(5,660)	$(15,945)	$(13,563)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,945)	$(13,563)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Interest due from related party	(1,100)	(12,113)
Accrued expenses	(27,652)	5,147
Net cash used in operating activities	(44,697)	(20,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from related party	195,204	18,975

Net cash provided by investing activities	195,204	18,975

NET INCREASE (DECREASE) IN CASH	150,507	(1,554)

CASH, BEGINNING OF PERIOD	2,065	7,565

CASH, END OF PERIOD	$152,572	$6,011

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Index
INTERDYNE  COMPANY

Notes To Unaudited Financial Statements

Note 1.  Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2017 and the results of operations for the three and nine months ended March 31, 2017 and 2016 and changes in cash flows for the nine months ended March 31, 2017 and 2016.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2016, as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017.

Note 2.  Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3.   Related Party Transactions

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management.  The advances bear interest at 8.5% per annum, payable on demand.  The balance including interest was guaranteed by AMT Datasouth Corp., an affiliated company controlled by the CEO of the Company. The balance due from Acculogic, Inc. as of March 31, 2017 and June 30, 2016 were $0 and $194,104, respectively. As the total amount due from Acculogic, Inc. has been repaid in full in July 2016, the abovementioned guarantee ceased to be valid.

An officer of the Company charged a management fee totaling $4,500 for the nine months ended March 31, 2017 and 2016, respectively, for the use of a home office, accounting and other services. The balance due to this officer as of March 31, 2017 and June 30, 2016 were $1,500 and $21,500, respectively.

Note 4. Commitments and Contingencies

In March 2017, the Company received a letter from the County of Santa Clara, California, which claimed that the Company is delinquent on its property taxes relating to tax year 1988/1989 in the amount of $80,238.07 including penalties which should be paid immediately. The Company believes that these property taxes were related to the period prior to the filing of the reorganization of Company under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California on November 22, 1988 and the eventual confirmation of the Company’s Amended Plan of Reorganization (the “Plan”) by the Bankruptcy Court on May 17, 1990, and thus have been settled in accordance with the terms of the Plan and are therefore invalid. The Company is currently in dialogue with the County of Santa Clara to clarify the validity of the unpaid property taxes and did not record any tax liabilities related to this claim. If the County of Santa Clara does not agree with the Company’s position, the tax liabilities imposed could have a material effect on the Company’s result of operations and financial position.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017 considering the fact that the Company, being dormant, has only one person on staff to handle all duties of the Company. There is no supervision or review to insure proper internal control over financial reporting. As a result, material weakness over internal control over financial reporting exists.

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

INTERDYNE COMPANY
(Registrant)

Date: May 8, 2017	By: /s/Sun Tze Whang
Sun Tze Whang
Director /Chief Executive Officer

By: /s/Kit H. Tan
Kit H. Tan
Director /Chief Financial Officer/Principal Accounting Officer