Form 10-K
period 2017-06-30
INTERDYNE CO
filed 2017-09-14
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Total revenues for registrant’s fiscal year ended June 30, 2017 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on December 31, 2016 was $284,000.

As of September 13, 2017, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

FORM 10-K
INTERDYNE COMPANY

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

The Company uses the home office of an officer. This officer charges the Company $6,000 per annum during fiscal years 2017 and 2016 for the use of his home office and for providing accounting and other services.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2017.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2014 and ending June 30, 2017. The prices for year ended June 30, 2017 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Index
2014	Low	High
Quarter ended September 30	$0.015	$0.018
Quarter ended December 31	$0.015	$0.0186

2015
Quarter ended March 31	$0.015	$0.0156
Quarter ended June 30	$0.015	$0.02
Quarter ended September 30	$0.0151	$0.0171
Quarter ended December 31	$0.0085	$0.02

2016
Quarter ended March 31	$0.0085	$0.0085
Quarter ended June 30	$0.0085	$0.009
Quarter ended September 30	$0.009	$0.009
Quarter ended December 31	$0.009	$0.02

2017
Quarter ended March 31	$0.011	$0.02
Quarter ended June 30	$0.011	$0.07

As of August 31, 2017, the high and low bid prices for the Company's Common Stock were $0.015 and $0.015 respectively. There were approximately 1,620 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is currently dormant and is looking for new opportunities.

Results of Operations

The Company is currently dormant and therefore does not generate any revenue other than the interest income it earns from the advances to an affiliated company detailed below.

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2017, there was no outstanding balance due from Acculogic, Inc. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $1,100 and $16,180 for the years ended June 30, 2017 and 2016, respectively. On July 25, 2016, the outstanding amount of $195,204 due from Acculogic, Inc. was repaid in full.

For the year ended June 30, 2017, the following expenses were incurred:

1.	Professional fees of $11,796 for auditing and $600 for tax preparation compared to $10,165 and $750, respectively, in the previous year;
2.	General and administrative expenses totaled $10,222 compared to $9,217 in the previous year;
3.	Management fee of $6,000 remained unchanged compared to the previous year’s.

As a result of a much lower interest income from Acculogic, Inc., $1,100 in this fiscal year compared to $16,180 in the previous year, the Company reported a higher net loss of $28,318 compared to a net loss of $10,752 in the previous year.

Index
Liquidity and Capital Resources

For year ended June 30, 2017, Acculogic, Inc. repaid the Company the full amount outstanding of $195,204. As of June 30, 2017, the Company has a cash balance of $147,611. The Company has sufficient cash in hand to fund its operations for the next twelve months.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees
The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2017 and 2016 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2017 and 2016 and for the years then ended are set forth on the following pages.

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Interdyne Company

We have audited the accompanying balance sheets of Interdyne Company (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdyne Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 13, 2017

Index
INTERDYNE COMPANY
BALANCE SHEETS
JUNE 30, 2017 AND 2016

ASSETS	2017	2016

CURRENT ASSETS:
Cash	$147,611	$2,065
Due from related party	-	194,104
Total current assets	$147,611	$196,169

TOTAL ASSETS	$147,611	$196,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$7,100	$6,600
Due to related party	3,000	22,149
Other accrued expenses	2,375	3,966
Total current liabilities	12,475	32,715

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of June 30, 2017 and 2016	500,000	500,000
Accumulated deficit	(364,864)	(336,546)
Total stockholders' equity	135,136	163,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,611	$196,169

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

OPERATING EXPENSES:
Professional fees	$12,396	$10,915
General and administrative	10,222	9,217
Management fees to related party	6,000	6,000
Total expenses	28,618	26,132

OPERATING LOSS	(28,618)	(26,132)

OTHER INCOME:
Interest from related party	1,100	16,180
Total other income	1,100	16,180

LOSS BEFORE INCOME TAXES	(27,518)	(9,952)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(28,318)	$(10,752)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2015	39,999,942	$500,000	$-	$(325,794)	$174,206
Net Loss				(10,752)	(10,752)
Balance, June 30, 2016	39,999,942	500,000	-	(336,546)	163,454
Net Loss				(28,318)	(28,318)
Balance, June 30, 2017	39,999,942	$500,000	$-	$(364,864)	$135,136

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,318)	$(10,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest due from related party	(1,100)	(16,180)
Due to related party	(18,500)	6,624
Accrued professional fees	500	(3,400)
Other accrued expenses	(1,566)	(767)
Net cash used in operating activities	(48,984)	(24,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from related party	195,204	18,975
Net cash provided by investing activities	195,204	18,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	(674)	-
Net cash used in financing activities	(674)	-

Net increase/ (decrease) in cash	145,546	(5,500)

CASH, BEGINNING OF YEAR	2,065	7,565

CASH, END OF YEAR	$147,611	$2,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800
Interest paid	$-	$-

NON-CASH TRANSACTIONS
Operation expenses paid by related party	$25	$25

See accompanying notes to financial statements.

Index
INTERDYNE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 and 2016

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

Related party – The Company follows ASC 850, “Related Party Disclosure”, for the identification of related parties and disclosure of related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Fair value Measurement- Our financial instruments consist principally of cash, due from related party, accrued professional fee, due to related party and other accrued expenses. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accrued professional fees and other accrued expenses approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

It is not, however, practical to determine the fair value of amounts due from related party and due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Recent Accounting Pronouncements –Management has reviewed all recent accounting pronouncements and determined that none will have a material impact on the Company’s present or future financial statements.

2.	RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest at a rate of 8.5% per annum, payable on demand. The balance including interest was guaranteed by AMT Datasouth Corp., an affiliated company controlled by the Chief Executive Officer of the Company. The balance due from Acculogic Inc. as of June 30, 2016 was $194,104 including interests. On July 25, 2016, the total amount due from Acculogic, Inc. has been repaid in full and consequently the guarantee ceased to be valid.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2017 and 2016 for the use of a home office, accounting and other services. During the years ended June 30, 2017 and 2016, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company to support the Company’s operation. During the year ended June 30, 2017, the Company repaid $674 to this officer for the expense paid on behalf of the Company. The balance due to this officer was $3,000 and $22,149 as of June 30, 2017 and June 30, 2016, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

Index
3.	INCOME TAXES

Income taxes for the years ended June 30, 2017 and 2016 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $98,797 and $70,480, as of the years ended June 30, 2017 and 2016, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, a full valuation allowance has been recorded against the gross deferred tax assets arising from the June 30, 2017 and 2016 loss carryovers based on 34% enacted federal tax rate in the amount of $33,591 and $23,964, respectively. If not utilized, the carryovers expire beginning in fiscal 2026.

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

In March 2017, the Company received a letter from the County of Santa Clara, California, which claimed that the Company is delinquent on its property taxes relating to tax year 1988/1989 in the amount of $80,238.07 including penalties which should be paid immediately. The Company believes that these property taxes were related to the period prior to the filing of the reorganization of the Company under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California on November 22, 1988 and the eventual confirmation of the Company’s Amended Plan of Reorganization (the “Plan”) by the Bankruptcy Court on May 17, 1990, and thus have been settled in accordance with the terms of the Plan and are therefore invalid. The Company has informed the County of Santa Clara that if it wants to assert its claim, it would have to petition to the Bankruptcy Court for relief. The Company does not recognize the said claim and therefore has not recorded any tax liabilities related to this claim. If the County of Santa Clara claim is adjudicated to be valid and the Company is liable, the tax liabilities imposed could have a material effect on the Company’s result of operations and financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

Index
Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2017 because of the following material weakness as of June 30, 2017: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weakness over internal control over financial reporting exists.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls - During the year ended June 30, 2017, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position

Dr. Sun Tze Whang	73	Chairman of the Board and Chief Executive Officer

Kit Heng Tan	67	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Dr. Sun Tze Whang has been Chairman of the Board and Chief Executive Officer since August 17, 1990. From December 1994 to the present, Dr. Whang has been a director of Metal Containers Pte Ltd ("Metal Containers"), a company incorporated in the Republic of Singapore, engaged in the manufacturing and sale of metal containers and in investment activities. Metal Containers is the ultimate parent company of Acculogic, Inc. From January 1985 to the present, Dr. Whang has also been a director of Riviera Development Pte. Ltd. ("Riviera"), a company incorporated in the Republic of Singapore, whose principal business is investment holding. Riviera is a 53.2% owned subsidiary of Metal Containers. From May 1985 to the present, Dr. Whang has also been the Chairman and a director of Carlee Electronics Pte. Ltd. ("Carlee Electronics"), a company incorporated in the Republic of Singapore, whose principal business is the manufacture and sale of industrial electronic products. Carlee is a 64.3% owned subsidiary of Riviera and the controlling shareholder of the Company. From October 1972 to the present, Dr. Whang has been a director of Lam Soon (Hong Kong) Limited, a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong. From October 1984 to the present, Dr. Whang has been a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers.

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

For the fiscal years ended June 30, 2017 and 2016, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2017 and 2016 for providing accounting and other services and for the use of a home office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2017, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Com-pany's directors, and by the officers and directors of the Company as a group:

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2017, there was no outstanding balance due from Acculogic, Inc. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $1,100 and $16,180 for the years ended June 30, 2017 and 2016, respectively. On July 25, 2016, the total amount due from Acculogic, Inc. was repaid in full.

Index
The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2017 and 2016 for the use of the home office and for providing accounting and other services. During the year ended 2017 and 2016, the officer paid expenses in the amount of $25 and $25 on behalf of the Company to support the Company’s operation, respectively. The amounts due to the officer are unsecured, bearing no interest and are repayable on demand.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $11,796 in the fiscal year ended June 30, 2017, and $10,165 in the fiscal year ended June 30, 2016.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $600 and $800 for the fiscal years ended June 30, 2017, and June 30, 2016 respectively.

ITEM 15.	Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheets at June 30, 2017 and 2016

Interdyne Company Statements of Operations for the Years Ended June 30, 2017 and 2016

Interdyne Company Statements of Stockholders’ Equity for the Years Ended June 30, 2017 and 2016

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2017 and 2016

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

Dated: September 13, 2017

INTERDYNE COMPANY
(Registrant)

By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang
Sun Tze Whang	Director and	September 13, 2017
Chief Executive Officer	Chief Executive Officer

/s/ Kit H. Tan
Kit H. Tan	Director and	September 13, 2017
Chief Financial Officer/	Chief Financial Officer/
Principal Accounting Officer	Principal Accounting Officer