Form 10-Q
period 2017-09-30
INTERDYNE CO
filed 2017-11-03
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

Commission file number 0-4454

INTERDYNE COMPANY

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

26 Briarwood, Irvine, California	92604
(Address of principal executive offices)	(Zip Code)

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
(do not check if smaller reporting company)

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of November 3, 2017, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$143,561	$147,611
Total current assets	$143,561	$147,611
TOTAL ASSETS	$143,561	$147,611

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$6,375	$7,100
Due to related party	4,525	3,000
Other accrued expenses	4,493	2,375
Total current liabilities	15,393	12,475

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of September 30, 2017 and June 30, 2017	500,000	500,000
Accumulated deficit	(371,832)	(364,864)
Total stockholders’ equity	$128,168	$135,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,561	$147,611

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,525	$2,296
General and administrative	2,143	1,896
Management fees to related party	1,500	1,500
Total expenses	6,168	5,692

OPERATING LOSS	(6,168)	(5,692)

OTHER INCOME
Interest from related party	—	1,100
Total other income	—	1,100

LOSS BEFORE INCOME TAXES	(6,168)	(4,592)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(6,968)	$(5,392)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENT OF CASH FLOWS

	Three Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,968)	$(5,392)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Interest due from related party	—	(1,100)
Due to related party	1,500	(18,500)
Accrued professional fees	(725)	(2,554)
Other accrued expenses	2,143	(1)
Net cash used in operating activities	(4,050)	(27,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from related party	—	195,204

Net cash provided by investing activities	—	195,204

NET INCREASE (DECREASE) IN CASH	(4,050)	167,657

CASH, BEGINNING OF PERIOD	147,611	2,065

CASH, END OF PERIOD	$143,561	$169,722

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	—	—

NON-CASH TRANSACTIONS
Operation expenses paid by related party	$25	$25

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 2017 and the results of operations for the three months ended September 30, 2017 and 2016 and changes in cash flows for the three months ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2017, as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2018.

Certain amounts from the prior period have been reclassified to conform to the current period presentation. This reclassification has no impact on the Company’s net earnings and financial position.

Note 2. Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in our significant accounting policies.

Note 3. Related Party Transactions

An officer of the Company charged a management fee totaling $1,500 for the three months ended September 30, 2017 and 2016, respectively, for the use of a home office, accounting and other services. During the three months ended September 30, 2017 and 2016, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company and these payments were or will be reimbursed to him. The balance due to this officer as of September 30, 2017 and June 30, 2017 was $4,525 and $3,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

As of the end of the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are not effective considering the fact that the Company, being dormant, has only one person on staff, the Chief Financial Officer/Principal Accounting Officer, to (1) handle all accounting transactions (consisting of primarily paying all expenses, including fees to this same officer); (2) reconcile the bank account, and (3) prepare all financial statement disclosures. The above duties have no supervision or review to insure proper segregation of duties and review of disclosures. As a result, material weaknesses over disclosure controls and procedures exist.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2017 because of the following material weakness as of September 30, 2017: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weakness over internal control over financial reporting exists.

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

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Company's Chief Executive Officer, Sun Tze Whang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer/Principal Accounting Officer, Kit H. Tan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Date: November 3, 2017	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: November 3, 2017	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

