Form 10-Q
period 2017-12-31
INTERDYNE CO
filed 2018-02-02
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☒  No ☐

As of February 2, 2018, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$133,419	$147,611
Total current assets	$133,419	$147,611
TOTAL ASSETS	$133,419	$147,611

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$2,500	$7,100
Due to related party	6,000	3,000
Other accrued expenses	2,619	2,375
Total current liabilities	11,119	12,475

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of December 31, 2017 and June 30, 2017	500,000	500,000
Accumulated deficit	(377,700)	(364,864)
Total stockholders’ equity	$122,300	$135,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,419	$147,611

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,500	$1,500	$5,025	$3,796
General and administrative	1,868	2,400	4,011	4,296
Management fees to related party	1,500	1,500	3,000	3,000
Total expenses	5,868	5,400	12,036	11,092

OPERATING LOSS	(5,868)	(5,400)	(12,036)	(11,092)

OTHER INCOME
Interest from related party	—	—	—	1,100
Total other income	—	—	—	1,100

LOSS BEFORE INCOME TAXES	(5,868)	(5,400)	(12,036)	(9,992)

INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(5,868)	$(5,400)	$(12,836)	$(10,792)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

 INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,836)	$(10,792)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Interest due from related party	—	(1,100)
Due to related party	3,000	(20,000)
Accrued professional fees	(4,600)	(5,100)
Other accrued expenses	269	(3,246)
Net cash used in operating activities	(14,167)	(40,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from related party	—	195,204
Net cash provided by investing activities	—	195,204

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(25)	(674)
Net cash used in financing activities	(25)	(674)

NET INCREASE (DECREASE) IN CASH	(14,192)	154,292

CASH, BEGINNING OF PERIOD	147,611	2,065

CASH, END OF PERIOD	$133,419	$156,357

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTION
Operating expenses paid by related party	$25	$25

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of December 31, 2017 and the results of operations for the three and six months ended December 31, 2017 and 2016 and changes in cash flows for the six months ended December 31, 2017 and 2016. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2017, as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2018.

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

Note 3. Related Party Transactions

An officer of the Company charged a management fee totaling $3,000 for the six months ended December 31, 2017 and 2016, respectively, for the use of a home office, accounting and other services. During the six months ended December 31, 2017 and 2016, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company and these payments were fully reimbursed to him. The balances due to this officer as of December 31, 2017 and June 30, 2017 were $6,000 and $3,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 because of the following material weakness as of December 31, 2017: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weakness over internal control over financial reporting exists.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

INTERDYNE COMPANY
(Registrant)

Date: February 2, 2018	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: February 2, 2018	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

