Form 10-K
period 2018-06-30
INTERDYNE CO
filed 2018-09-07
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY

(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Briarwood Irvine, CA	92604
(Address of principal executive officer)	(Zip Code)

Registrant's telephone number, including area code:  (805) 322-3883

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2018 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2017 was $141,999.

As of September 7, 2018, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1001 SW Fifth Ave., Suite 1550, Portland, OR 97204-1143, Tel: 503-225-0375.

1

FORM 10-K

INTERDYNE COMPANY, INC.

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

ITEM 2.  PROPERTIES

The Company uses the home office of an officer. This officer charges the Company $6,000 per annum during fiscal years 2018 and 2017 for the use of his home office and for providing accounting and other services.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2018.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2016 and ending June 30, 2018. The prices for year ended June 30, 2018 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2016	Low	High
Quarter ended September 30	$0.009	$0.009
Quarter ended December 31	$0.009	$0.02

2017
Quarter ended March 31	$0.011	$0.02
Quarter ended June 30	$0.011	$0.07
Quarter ended September 30	$0.015	$0.03
Quarter ended December 31	$0.01	$0.015

2018
Quarter ended March 31	$0.01	$0.028
Quarter ended June 30	$0.019	$0.05

As of August 31, 2018, the high and low bid prices for the Company's Common Stock were $0.0115 and $0.0115 respectively. There were approximately 1,620 record owners of such Common Stock. To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

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

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2018, there was no outstanding balance due from Acculogic, Inc. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $0 and $1,100 for the years ended June 30, 2018 and 2017, respectively. On July 25, 2016, the outstanding amount of $195,204 due from Acculogic, Inc. was repaid in full.

For the years ended June 30, 2018 and 2017, the following expenses were incurred:

•	Professional fees of $14,025 for auditing and $600 for tax preparation compared to $11,796 and $600, respectively, in the previous year;
•	General and administrative expenses totaled $9,026 compared to $10,222 in the previous year;
•	Management fee of $6,000 remained unchanged compared to the previous year’s.

The Company reported a net loss of $30,451 compared to a net loss of $28,318 in the previous year.

Liquidity and Capital Resources

As of June 30, 2018, the Company has a cash balance of $124,604. The Company has sufficient cash in hand to fund its operations for the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2018 and 2017 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2018 and 2017 and for the years then ended are set forth on the following pages.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Interdyne Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Interdyne Company (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

September 7, 2018

INTERDYNE COMPANY

BALANCE SHEETS

JUNE 30, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$124,604	$147,611
Total current assets	$124,604	$147,611
TOTAL ASSETS	$124,604	$147,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$7,100	$7,100
Due to related party	9,000	3,000
Other accrued expenses	3,819	2,375
Total current liabilities	$19,919	$12,475
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of June 30, 2018 and 2017	500,000	500,000
Accumulated deficit	(395,315)	(364,864)
Total stockholders' equity	$104,685	$135,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,604	$147,611

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017
OPERATING EXPENSES:
Professional fees	$14,625	$12,396
General and administrative	9,026	10,222
Management fees to related party	6,000	6,000
Total expenses	29,651	28,618
OPERATING LOSS	(29,651)	(28,618)
OTHER INCOME:
Interest from related party	—	1,100
Total other income	—	1,100
LOSS BEFORE INCOME TAXES	(29,651)	(27,518)
INCOME TAX EXPENSE	(800)	(800)
NET LOSS	$(30,451)	$(28,318)
NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

 INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2016	39,999,942	$500,000	$—	$(336,546)	$163,454
Net Loss				(28,318)	(28,318)
Balance, June 30, 2017	39,999,942	500,000	—	(364,864)	135,136
Net Loss				(30,451)	(30,451)
Balance, June 30, 2018	39,999,942	$500,000	$—	$(395,315)	$104,685

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,451)	$(28,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest due from related party	—	(1,100)
Due to related party	6,000	(18,500)
Accrued professional fees	—	500
Other accrued expenses	1,469	(1,566)
Net cash used in operating activities	(22,982)	(48,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from related party	—	195,204
Net cash provided by investing activities	—	195,204
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	(25)	(674)
Net cash used in financing activities	(25)	(674)
Net increase (decrease) in cash	(23,007)	145,546
CASH, BEGINNING OF YEAR	147,611	2,065
CASH, END OF YEAR	$124,604	$147,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800
Interest paid	$—	$—
NON-CASH TRANSACTIONS
Operation expenses paid by related party	$25	$25

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 and 2017

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

Basis of Preparation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America.

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

Fair Value of Financial Instruments - The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value Measurement – The Company’s financial instruments consist principally of cash, accrued professional fees, due to related party and other accrued expenses. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

It is not, however, practical to determine the fair value of amounts due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning July 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective July 1, 2019. The Company does not expect adoption will have a material impact on the Company’s balance sheets and statements of operations.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on its balance sheets and statements of operations.

2. RELATED PARTY TRANSACTIONS

In prior years, the Company made advances to Acculogic, Inc., an affiliated company through common ownership and management. The advances bear interest at a rate of 8.5% per annum and are payable on demand. Interest income from the affiliate totaled $0 and $1,100, respectively, for the years ended June 30, 2018 and 2017. The Company received payments of $0 and $195,204 from the affiliate, respectively, for the years ended June 30, 2018 and 2017. There was no balance due from Acculogic, Inc. as of June 30, 2018 and 2017.

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2018 and 2017 for the use of a home office, accounting and other services. During the years ended June 30, 2018 and 2017, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company to support the Company’s operation and these payments were fully reimbursed to him. The balance due to this officer was $9,000 and $3,000 as of June 30, 2018 and 2017, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

3. INCOME TAXES

The Tax Cuts and Jobs Act of 2017 (the "Tax Act 2017") was signed into law on December 22, 2017. The Tax Act 2017, among other things, reduces the statutory U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax ("AMT"), and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax, a new minimum tax, and creates a new limitation on deductible interest expense.

With the enactment of the Tax Act 2017, the Company’s financial results for the year ended June 30, 2018 included a re-valuation of the U.S. deferred tax assets and corresponding valuation allowance at the new lower 21% U.S. federal statutory tax rate. There was no impact of the re-valuation to the net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. The Company has suffered recurring losses from operations and retained tax accumulated deficit of $395,315 as of June 30, 2018. The Company therefore did not recognize any one-time transition tax. The impact of the Tax Act 2017 on the Company may differ from management's estimates. These estimates will be evaluated when necessary based on future regulations or guidance issued by the U.S. Department of the Treasury, and on specific actions the Company may take in the future.

Income taxes for the years ended June 30, 2018 and 2017 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $129,248 and $98,797, as of the years ended June 30, 2018 and 2017, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. The effective tax rates for the years ended June 30, 2018 and 2017 were 21% and 34%, respectively. The reduction of the effective tax rate was primarily due to the reduced federal income tax rate arising from the Tax Act 2017. As of June 30, 2018 and 2017, the Company had a full valuation allowance recorded against the deferred tax assets of $27,142 and $33,591, respectively. If not utilized, the carryovers expire beginning in fiscal 2027.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for the years ending June 30, 2012 and earlier. According to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2018 because of the following material weaknesses as of June 30, 2018: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weakness over internal control over financial reporting exists.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls - During the quarter ended June 30, 2018, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position
Dr. Sun Tze Whang	74	Chairman of the Board and Chief Executive Officer
Kit Heng Tan	68	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Dr. Sun Tze Whang has been Chairman of the Board and Chief Executive Officer since August 17, 1990. From December 1994 to the present, Dr. Whang has been a director of Metal Containers Pte Ltd ("Metal Containers"), a company incorporated in the Republic of Singapore, which engaged in the manufacturing and sale of metal containers and in investment activities. Metal Containers is the ultimate parent company of Acculogic, Inc. From January 1985 to the present, Dr. Whang has also been a director of Riviera Development Pte. Ltd. ("Riviera"), a company incorporated in the Republic of Singapore, whose principal business is investment holding. Riviera is a 53.2% owned subsidiary of Metal Containers. From May 1985 to the present, Dr. Whang has also been the Chairman and a director of Carlee Electronics Pte. Ltd. ("Carlee Electronics"), a company incorporated in the Republic of Singapore, whose principal business is the manufacture and sale of industrial electronic products. Carlee is a 64.3% owned subsidiary of Riviera and the controlling shareholder of the Company. From October 1972 to the present, Dr. Whang has been a director of Lam Soon (Hong Kong) Limited, a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong. From October 1984 to the present, Dr. Whang has been a director of AMT Datasouth Corp. (previously known as Advanced Matrix Technology, Inc.), a California corporation, which is an affiliate of Metal Containers.

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

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2018 and 2017, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2018 and 2017 for providing accounting and other services and for the use of a home office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2018, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Between October 8, 1990 and June 30, 1991, the Company made advances to Acculogic, Inc., an affiliate, totaling $395,000. At June 30, 2018, there was no outstanding balance due from Acculogic, Inc. The advances bear interest at a rate of 8.5% per annum and is payable on demand. Interest earned from the affiliate was $0 and $1,100 for the years ended June 30, 2018 and 2017, respectively. On July 25, 2016, the total amount due from Acculogic, Inc. was repaid in full.

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2018 and 2017 for the use of the home office and for providing accounting and other services. During the years ended June 30, 2018 and 2017, the officer paid expenses in the amount of $25 and $25 on behalf of the Company to support the Company’s operation, respectively. The amounts due to the officer are unsecured, bearing no interest and are repayable on demand.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $14,025 in the fiscal year ended June 30, 2018, and $11,796 in the fiscal year ended June 30, 2017.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $600 and $600 for the fiscal years ended June 30, 2018 and 2017, respectively.

ITEM 15. Exhibits, Financial Statement Schedules.

a.	The following financial statements are filed as part of this report:
Report of Independent Registered Public Accounting Firm
Interdyne Company Balance Sheets at June 30, 2018 and 2017
Interdyne Company Statements of Operations for the Years Ended June 30, 2018 and 2017
Interdyne Company Statements of Stockholders’ Equity for the Years Ended June 30, 2018 and 2017
Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2018 and 2017
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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Linkbase Document
101.PRE XBR Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Dated: September 7, 2018	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang		September 7, 2018
Sun Tze Whang	Director and Chief Executive Officer
Chief Executive Officer

/s/ Kit H. Tan		September 7, 2018
Kit H. Tan	Director and
Chief Financial Officer/Principal Accounting Officer	Chief Financial Officer/Principal Accounting Officer

