Form 10-K
period 2019-06-30
INTERDYNE CO
filed 2019-09-06
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4454

INTERDYNE COMPANY

(Exact name of registrant as specified in its charter)

California	95-2563023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Briarwood Irvine, CA	92604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 322-3883

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Total revenues for registrants fiscal year ended June 30, 2019 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2018 was $63,900.

As of September 6, 2019,  there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

Transfer Agent for the Company is: OTR Inc., 1050 SW Sixth, Suite 1230, Portland, OR 97204-1153, Tel: 503-225-0375.

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

ITEM 2. PROPERTIES

The Company uses the home office of an officer. This officer charges the Company $6,000 per annum during fiscal years 2019 and 2018 for the use of his home office and for providing accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2019.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2017 and ending June 30, 2019. The prices for year ended June 30, 2019 were extracted from the Nasdaq website. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2017	Low	High
Quarter ended September 30	$0.015	$0.03
Quarter ended December 31	$0.01	$0.015

2018
Quarter ended March 31	$0.01	$0.028
Quarter ended June 30	$0.02	$0.0275
Quarter ended September 30	$0.01	$0.026
Quarter ended December 31	$0.0045	$0.01

2019
Quarter ended March 31	$0.0045	$0.014
Quarter ended June 30	$0.0085	$0.014

As of August 31, 2019, the high and low bid prices for the Company's Common Stock were $0.022 and $0.022 respectively. There were approximately 1,620 record owners of such Common Stock.  To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is currently dormant and is looking for new opportunities.

Results of Operations

The Company is currently dormant and therefore does not generate any revenue.

For the years ended June 30, 2019 and 2018, the following expenses were incurred:

•	Professional fees of $15,025 for auditing and $600 for tax preparation compared to $14,025 and $600, respectively, in the previous year;
•	General and administrative expenses totaled $8,710 compared to $9,026 in the previous year;
•	Management fee of $6,000 remained unchanged compared to the previous year’s.

The Company reported a net loss of $31,135 compared to a net loss of $30,451 in the previous year.

Liquidity and Capital Resources

As of June 30, 2019, the Company has a cash balance of $100,392. The Company has sufficient cash in hand to fund its operations for the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2019 and 2018 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2019 and 2018 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Interdyne Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Interdyne Company (the “Company”) as of June 30, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 6, 2019

INTERDYNE COMPANY

BALANCE SHEETS

JUNE 30, 2019 AND 2018

	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$100,392	$124,604
Total current assets	$100,392	$124,604
TOTAL ASSETS	$100,392	$124,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$8,100	$7,100
Due to related party	15,000	9,000
Other accrued expenses	3,742	3,819
Total current liabilities	$26,842	$19,919
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized;0 shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of June 30, 2019 and 2018	500,000	500,000
Accumulated deficit	(426,450)	(395,315)
Total stockholders' equity	$73,550	$104,685
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,392	$124,604

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018
OPERATING EXPENSES:
Professional fees	$15,625	$14,625
General and administrative	8,710	9,026
Management fees to related party	6,000	6,000
Total expenses	30,335	29,651

OPERATING LOSS	(30,335)	(29,651)

LOSS BEFORE INCOME TAXES	(30,335)	(29,651)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(31,135)	$(30,451)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2017	39,999,942	$500,000	$—	$(364,864)	$135,136
Net Loss				(30,451)	(30,451)
Balance, June 30, 2018	39,999,942	500,000	—	(395,315)	104,685
Net Loss				(31,135)	(31,135)
Balance, June 30, 2019	39,999,942	$500,000	$—	$(426,450)	$73,550

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,135)	$(30,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to related party	6,000	6,000
Accrued professional fees	1,000	—
Other accrued expenses	(52)	1,469
Net cash used in operating activities	(24,187)	(22,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	(25)	(25)
Net cash used in financing activities	(25)	(25)

Net decrease in cash	(24,212)	(23,007)
CASH, BEGINNING OF YEAR	124,604	147,611
CASH, END OF YEAR	$100,392	$124,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTIONS
Operation expenses paid by related party	$25	$25

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The standard will be effective for the Company beginning July 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective July 1, 2019. The Company does not expect adoption will have a material impact on the Company’s financial statements.

2. RELATED PARTY TRANSACTIONS

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2019 and 2018 for the use of a home office, accounting and other services. During the years ended June 30, 2019 and 2018, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company to support the Company’s operation and these payments were fully reimbursed to him. The balance due to this officer was $15,000 and $9,000 as of June 30, 2019 and 2018, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

3. INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act 2017”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Tax Act 2017 during the year ended June 30, 2018, including a reduction in the corporate tax rate from 34% to 21% among other changes.

Income taxes for the years ended June 30, 2019 and 2018 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $160,383 and $129,248, as of the years ended June 30, 2019 and 2018, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. The effective tax rates for the years ended June 30, 2019 and 2018 were 21%. As of June 30, 2019 and 2018, the Company had full valuation allowances recorded against the deferred tax assets of $33,680 and $27,142, respectively. If not utilized, the carryovers expire beginning in fiscal 2027.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for the years ending June 30, 2013  and earlier. According to Section 382 of the Internal Revenue Code of 1986, as amended, ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2019 because of the following material weaknesses as of June 30, 2019: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

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

Changes in Internal Controls - During the quarter ended June 30, 2019, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position
Dr. Sun Tze Whang	75	Chairman of the Board and Chief Executive Officer
Kit Heng Tan	69	Chief Financial Officer/Principal Accounting Officer and Secretary

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

Kit Heng Tan has been Chief Financial Officer/Principal Accounting Officer, Secretary and a director of the Company since August 17, 1990. On June 8, 2006, Mr. Tan was appointed as director of Metal Containers. From January 16, 2008 to the present, Mr. Tan has also been a director of Riviera, a company incorporated in the Republic of Singapore, whose principal business is investment holding. Riviera is a 53.2% owned subsidiary of Metal Containers. Carlee is a 64.3% owned subsidiary of Riviera and the controlling shareholder of the Company. Mr. Tan is a Chartered Accountant of England & Wales and a Chartered Accountant of Singapore.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2019 and 2018, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2019 and 2018 for providing accounting and other services and for the use of a home office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2019, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2019 and 2018 for the use of the home office and for providing accounting and other services. During the years ended June 30, 2019 and 2018, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company to support the Company’s operation and these payments were fully reimbursed to him. The balance due to this officer was $15,000 and $9,000 as of June 30, 2019 and 2018, respectively. The amounts due to the officer are unsecured, bearing no interest and are repayable on demand.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $15,025 in the fiscal year ended June 30, 2019, and $14,025 in the fiscal year ended June 30, 2018.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $600 and $600 for the fiscal years ended June 30, 2019, and 2018, respectively.

ITEM 15. Exhibits, Financial Statement Schedules.

a. The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Interdyne Company Balance Sheets at June 30, 2019 and 2018

Interdyne Company Statements of Operations for the Years Ended June 30, 2019 and 2018

Interdyne Company Statements of Stockholders’ Equity for the Years Ended June 30, 2019 and 2018

Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2019 and 2018

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

INTERDYNE COMPANY
(Registrant)

Dated: September 6, 2019	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang		September 6, 2019
Sun Tze Whang
Chief Executive Officer	Director and Chief Executive Officer

/s/ Kit H. Tan		September 6, 2019
Kit H. Tan
Chief Financial Officer/ Principal Accounting Officer	Director and Chief Financial Officer/Principal Accounting Officer

