Form 10-Q
period 2019-09-30
INTERDYNE CO
filed 2019-11-01
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of November 1, 2019, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$90,099	$100,392
Total current assets	$90,099	$100,392
TOTAL ASSETS	$90,099	$100,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$2,500	$8,100
Due to related party	16,525	15,000
Other accrued expenses	4,242	3,742
Total current liabilities	23,267	26,842

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of September 30, 2019 and June 30, 2019	500,000	500,000
Accumulated deficit	(433,168)	(426,450)
Total stockholders’ equity	$66,832	$73,550
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,099	$100,392

The accompanying notes are an integral part of these unaudited financial statements.

 INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,525	$2,525
General and administrative	1,893	1,894
Management fees to related party	1,500	1,500
Total expenses	5,918	5,919

LOSS BEFORE INCOME TAXES	(5,918)	(5,919)
INCOME TAX EXPENSE	(800)	(800)
NET LOSS	$(6,718)	$(6,719)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,718)	$(6,719)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Due to related party	1,500	1,500
Accrued professional fees	(5,600)	(4,600)
Other accrued expenses	525	26
Net cash used in operating activities	(10,293)	(9,793)

NET DECREASE IN CASH	(10,293)	(9,793)
CASH, BEGINNING OF PERIOD	100,392	124,604
CASH, END OF PERIOD	$90,099	$114,811

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTION
Operating expenses paid by related party	$25	$25

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	39,999,942	$500,000	$—	$(426,450)	$73,550
Net Loss				(6,718)	(6,718)
Balance, September 30, 2019	39,999,942	$500,000	$—	$(433,168)	$66,832

The accompanying notes are an integral part of these unaudited financial statements.

6

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2018

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	39,999,942	$500,000	$—	$(395,315)	$104,685
Net Loss				(6,719)	(6,719)
Balance, September 30, 2018	39,999,942	$500,000	$—	$(402,034)	$97,966

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 2019 and the results of operations, cash flows and changes in stockholders’ equity for interim periods presented. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2019, as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020.

Note 2. Changes in Significant Accounting Policies

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

On July 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative effect adjustment to retained earnings as of July 1, 2019.

Note 3. Related Party Transactions

An officer of the Company charged a management fee totaling $1,500 and $1,500 for the three months ended September 30, 2019 and 2018, respectively, for the use of a home office, accounting and other services. During the three months ended September 30, 2019 and 2018, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company. The balances due to this officer as of September 30, 2019 and June 30, 2018 were $16,525 and $15,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2019 because of the following material weaknesses as of September 30, 2019: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

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

INTERDYNE COMPANY
(Registrant)

Date: November 1, 2019	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: November 1, 2019	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

