Form 10-Q
period 2020-03-31
INTERDYNE CO
filed 2020-04-24
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☒  No ☐

As of April  24, 2020, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

INTERDYNE COMPANY

FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019	3
Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 and for the nine months ended March 31, 2020 and 2019 (unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2020 and for the nine months ended March 31, 2019 (Unaudited)	5
Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (unaudited)	6
Notes to Unaudited Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	8
Item 4. Controls and Procedures	8
PART II. OTHER INFORMATION	9
Item 1. Legal Proceedings	9
Item 1A. Risk Factors	9
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9
Item 3. Defaults upon Senior Securities	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Item 5. Other Information	9
Item 6. Exhibits	10
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$79,469	$100,392
Total current assets	$79,469	$100,392
TOTAL ASSETS	$79,469	$100,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$2,500	$8,100
Due to related party	19,500	15,000
Other accrued expenses	2,373	3,742
Total current liabilities	24,373	26,842

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of March 31, 2020 and June 30, 2019	500,000	500,000
Accumulated deficit	(444,904)	(426,450)
Total stockholders’ equity	$55,096	$73,550
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,469	$100,392

The accompanying notes are an integral part of these unaudited financial statements.

 INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,500	$2,500	$7,525	$7,525
General and administrative	1,868	1,869	5,629	5,642
Management fees to related party	1,500	1,500	4,500	4,500
Total expenses	5,868	5,869	17,654	17,667

LOSS BEFORE INCOME TAXES	(5,868)	(5,869)	(17,654)	(17,667)

INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(5,868)	$(5,869)	$(18,454)	$(18,467)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,454)	$(18,467)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Due to related party	4,500	4,500
Accrued professional fees	(5,600)	(4,600)
Other accrued expenses	(1,344)	(2,620)
Net cash used in operating activities	(20,898)	(21,187)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(25)	(25)
Net cash used in financing activities	(25)	(25)

NET DECREASE IN CASH	(20,923)	(21,212)
CASH, BEGINNING OF PERIOD	100,392	124,604
CASH, END OF PERIOD	$79,469	$103,392

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTION
Operating expenses paid by related party	$25	$25

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2020

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	39,999,942	$500,000	$(426,450)	$73,550
Net Loss			(6,718)	(6,718)
Balance, September 30, 2019	39,999,942	$500,000	$(433,168)	$66,832
Net Loss			(5,868)	(5,868)
Balance, December 31, 2019	39,999,942	$500,000	$(439,036)	$60,964
Net Loss			(5,868)	(5,868)
Balance, March 31, 2020	39,999,942	$500,000	$(444,904)	$55,096

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2019

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	39,999,942	$500,000	$(395,315)	$104,685
Net Loss			(6,719)	(6,719)
Balance, September 30, 2018	39,999,942	$500,000	$(402,034)	$97,966
Net Loss			(5,879)	(5,879)
Balance, December 31, 2018	39,999,942	$500,000	$(407,913)	$92,087
Net Loss			(5,869)	(5,869)
Balance, March 31, 2019	39,999,942	$500,000	$(413,782)	$86,218

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2020 and the results of operations, cash flows and changes in stockholders’ equity for interim periods presented. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2019, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020.

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

Note 3. Related Party Transactions

An officer of the Company charged a management fee totalling $4,500 and $4,500 for the nine months ended March 31, 2020 and 2019, respectively, for the use of a home office, accounting and other services. During the nine months ended March 31, 2020 and 2019, the officer also paid operating expense of $25 and $25, respectively, on behalf of the Company and these payments were fully reimbursed to him. The balances due to this officer as of March 31, 2020 and June 30, 2019 were $19,500 and $15,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2020 because of the following material weaknesses as of March 31, 2020: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the period covered by this report.

During our most recent fiscal three months , there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERDYNE COMPANY
(Registrant)

Date: April 24, 2020	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: April 24, 2020	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

