Form 10-Q
period 2020-09-30
INTERDYNE CO
filed 2020-10-30
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☒  No ☐

As of October 30, 2020 , there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$72,344	$78,869
TOTAL ASSETS	$72,344	$78,869

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$6,628	$10,100
Due to related party	22,500	21,000
Tax payable	800	—
Other accrued expenses	6,310	4,942
Total current liabilities	36,238	36,042

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of September 30, 2020 and June 30, 2020	500,000	500,000
Accumulated deficit	(463,894)	(457,173)
Total stockholders’ equity	$36,106	$42,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,344	$78,869

The accompanying notes are an integral part of these unaudited financial statements.

3

 INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,528	$2,525
General and administrative	1,893	1,893
Management fees to related party	1,500	1,500
Total expenses	5,921	5,918

LOSS BEFORE INCOME TAXES	(5,921)	(5,918)
INCOME TAX EXPENSE	(800)	(800)
NET LOSS	$(6,721)	$(6,718)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

4

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	39,999,942	$500,000	$—	$(457,173)	$42,827
Net Loss				(6,721)	(6,721)
Balance, September 30, 2020	39,999,942	$500,000	$—	$(463,894)	$36,106

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

6

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,721)	$(6,718)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Due to related party	1,500	1,500
Accrued professional fees	(3,472)	(5,600)
Tax payable	800	—
Other accrued expenses	1,368	525
Net cash used in operating activities	(6,525)	(10,293)

NET DECREASE IN CASH	(6,525)	(10,293)
CASH, BEGINNING OF PERIOD	78,869	100,392
CASH, END OF PERIOD	$72,344	$90,099

Supplemental Cash Flow Disclosures
Income taxes paid	$—	$800
Interest paid	$—	$—

NON-CASH TRANSACTION
Operating expenses paid by related party	$—	$25

The accompanying notes are an integral part of these unaudited financial statements.

7

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 2020 and the results of operations, cash flows and changes in stockholders’ equity for interim periods presented. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2020, as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2021.

Note 2. Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in the Company’s significant accounting policies.

Note 3. Related Party Transactions

An officer of the Company charged a management fee totalling $1,500 and $1,500 for the three months ended September 30, 2020 and 2019, respectively, for the use of a home office, accounting and other services. During the three months ended September 30, 2020 and 2019, the officer also paid operating expense of $0 and $25, respectively, on behalf of the Company. The balances due to this officer as of September 30, 2020 and June 30, 2020 were $22,500 and $21,000, respectively. The amounts due to this officer are unsecured, bear no interest and are payable on demand.

Note 4. Commitments and Contingencies

In March 2017, the Company received a letter from the County of Santa Clara, California, which claimed that the Company is delinquent on its property taxes relating to tax year 1988/1989 in the amount of $80,238 including penalties which should be paid immediately. The Company believes that these property taxes were related to the period prior to the filing of the reorganization of the Company under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California on November 22, 1988 and the eventual confirmation of the Company’s Amended Plan of Reorganization (the “Plan”) by the Bankruptcy Court on May 17, 1990, and thus have been settled in accordance with the terms of the Plan and are therefore invalid. The Company has informed the County of Santa Clara that if it wants to assert its claim, it would have to petition to the Bankruptcy Court for relief. The Company does not recognize the said claim and therefore has not recorded any tax liabilities related to this claim. If the County of Santa Clara claim is adjudicated to be valid and the Company is liable, the tax liabilities imposed could have a material effect on the Company’s result of operations and financial position.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2020 because of the following material weaknesses as of September 30, 2020: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

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

INTERDYNE COMPANY
(Registrant)

Date: October 30, 2020	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: October 30, 2020	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

12