Form 10-Q
period 2021-03-31
INTERDYNE CO
filed 2021-04-30
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☒  No ☐

As of April 30, 2021, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,016	$78,869
Total current assets	$62,016	$78,869
TOTAL ASSETS	$62,016	$78,869

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees	$3,100	$10,100
Due to related party	25,500	21,000
Other accrued expenses	9,046	4,942
Total current liabilities	37,646	36,042

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of March 31, 2021 and June 30, 2020	500,000	500,000
Accumulated deficit	(475,630)	(457,173)
Total stockholders’ equity	$24,370	$42,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,016	$78,869

The accompanying notes are an integral part of these unaudited financial statements.

 INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,500	$2,500	$7,528	$7,525
General and administrative	1,868	1,868	5,629	5,629
Management fees to related party	1,500	1,500	4,500	4,500
Total expenses	5,868	5,868	17,657	17,654

LOSS BEFORE INCOME TAXES	(5,868)	(5,868)	(17,657)	(17,654)

INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(5,868)	$(5,868)	$(18,457)	$(18,454)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2021

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	39,999,942	$500,000	$(457,173)	$42,827
Net Loss			(6,721)	(6,721)
Balance, September 30, 2020	39,999,942	$500,000	$(463,894)	$36,106
Net Loss			(5,868)	(5,868)
Balance, December 31, 2020	39,999,942	$500,000	$(469,762)	$30,238
Net Loss			(5,868)	(5,868)
Balance, March 31, 2021	39,999,942	$500,000	$(475,630)	$24,370

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

 INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,457)	$(18,454)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Due to related party	4,500	4,500
Accrued professional fees	(7,000)	(5,600)
Other accrued expenses	4,104	(1,344)
Net cash used in operating activities	(16,853)	(20,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	—	(25)
Net cash used in financing activities	—	(25)

NET DECREASE IN CASH	(16,853)	(20,923)
CASH, BEGINNING OF PERIOD	78,869	100,392
CASH, END OF PERIOD	$62,016	$79,469

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTION
Operating expenses paid by related party	$—	$25

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of presentation

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2021 and the results of operations, cash flows and changes in stockholders’ equity for interim periods presented. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2020, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2021.

Going concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March 31, 2021, the Company has an accumulated deficit of $475,630, and a net loss of $18,457 for the nine months ended March 31, 2021. The Company did not generate revenues during the nine months ended March 31, 2021 and may not have sufficient cash in hand to fund its operations for the next twelve months. These factors among others raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will have to rely on its related parties to fund its operations. There are no assurances such funds will be available when needed.

Note 2. Changes in Significant Accounting Policies

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements and there have been no changes in the Company’s significant accounting policies.

Note 3. Related Party Transactions

An officer of the Company charged a management fee totaling $4,500 and $4,500 for the nine months ended March 31, 2021 and 2020, respectively, for the use of a home office, accounting and other services. During the nine months ended March 31, 2021 and 2020, the officer also paid operating expense of $0 and $25, respectively, on behalf of the Company and this payment was fully reimbursed to him. The balances due to this officer as of March 31, 2021 and June 30, 2020 were $25,500 and $21,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021 because of the following material weaknesses as of March 31, 2021: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

Our independent auditor has not audited and is not required to audit this assessment of our internal control over financial reporting for the period covered by this report.

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

INTERDYNE COMPANY
(Registrant)

Date: April 30, 2021	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: April 30, 2021	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

