Form 10-K
period 2021-06-30
INTERDYNE CO
filed 2021-09-03
CIK 51011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Total revenues for registrant’s fiscal year ended June 30, 2021 were zero.

The aggregate market value of voting Common Stock held by non-affiliates of the Registration on December 31, 2020 was $709,997.

As of September 3, 2021, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

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

ITEM 2. PROPERTIES

The Company uses the home office of an officer. This officer charges the Company $6,000 per annum during fiscal years 2021 and 2020 for the use of his home office and for providing accounting and other services.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year 2021.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Pink market maintained by OTC Markets and our trading symbol is “ITDN”. The following table sets forth the range of low and high bid prices for the Company's common stock, for each fiscal quarter commencing July 1, 2019 and ending June 30, 2021. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2019	Low	High
Quarter ended September 30	$0.01	$0.11
Quarter ended December 31	$0.01	$0.05

2020
Quarter ended March 31	$0.01	$0.03
Quarter ended June 30	$0.01	$0.03
Quarter ended September 30	$0.01	$0.042
Quarter ended December 31	$0.0225	$0.0777

2021
Quarter ended March 31	$0.0255	$0.05
Quarter ended June 30	$0.0304	$0.05

As of August 31, 2021, the high and low bid prices for the Company's Common Stock were $0.0650 and $0.0475 respectively. There were approximately 1,620 record owners of such Common Stock.  To management's knowledge, the Company has never paid dividends on its common stock. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is currently dormant and is looking for new opportunities.

Results of Operations

The Company is currently dormant and therefore does not generate any revenue.

For the years ended June 30, 2021 and 2020, the following expenses were incurred:

•	Professional fees of $14,528 for auditing and $600 for tax preparation compared to $14,525 and $600, respectively, in the previous year;

•	General and administrative expenses totaled $8,697 compared to $8,798 in the previous year;

•	Management fee of $6,000 remained unchanged compared to the previous year’s.

The Company reported a net loss of $30,625 compared to a net loss of $30,723 in the previous year.

Liquidity and Capital Resources

As of June 30, 2021, the Company has a cash balance of $52,273. The Company may not have sufficient cash in hand to fund its operations for the next twelve months. The Company will have to rely on its related parties to fund its operations. There are no assurances such funds will be available when needed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees

The Company presently has no employees and is managed by the two incumbent directors: Sun Tze Whang, Chairman of the Board and Chief Executive Officer, and Kit Heng Tan, Chief Financial Officer/Principal Accounting Officer and Secretary. Kit Heng Tan charged the Company the sum of $6,000 per annum for fiscal years 2021 and 2020 for providing accounting and other services and also for the use of his home office. Neither of the Company's officers is currently represented by any labor union.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements as of June 30, 2021 and 2020 and for the years then ended are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Interdyne Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Interdyne Company (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

September 3, 2021

INTERDYNE COMPANY

BALANCE SHEETS

JUNE 30, 2021 and 2020

	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$52,273	$78,869
Total current assets	52,273	78,869
TOTAL ASSETS	$52,273	$78,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$7,600	$10,100
Due to related party	27,000	21,000
Other accrued expenses	5,471	4,942
Total current liabilities	40,071	36,042
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized;0 shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 39,999,942 shares issued and outstanding as of June 30, 2021 and 2020	500,000	500,000
Accumulated deficit	(487,798)	(457,173)
Total stockholders' equity	12,202	42,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,273	$78,869

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2021 and 2020

	2021	2020
OPERATING EXPENSES:
Professional fees	$15,128	$15,125
General and administrative	8,697	8,798
Management fees to related party	6,000	6,000
Total expenses	29,825	29,923

OPERATING LOSS	(29,825)	(29,923)

LOSS BEFORE INCOME TAXES	(29,825)	(29,923)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(30,625)	$(30,723)

NET LOSS PER COMMON STOCK BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON STOCKS OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	39,999,942	$500,000	$—	$(426,450)	$73,550
Net Loss		—	—	(30,723)	(30,723)
Balance, June 30, 2020	39,999,942	500,000	—	(457,173)	42,827
Net Loss		—	—	(30,625)	(30,625)
Balance, June 30, 2021	39,999,942	$500,000	$—	$(487,798)	$12,202

See accompanying notes to financial statements.

INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,625)	$(30,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to related party	6,000	6,000
Accrued professional fees	(2,500)	2,000
Other accrued expenses	529	1,225
Net cash used in operating activities	(26,596)	(21,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	—	(25)
Net cash used in financing activities	—	(25)

Net decrease in cash	(26,596)	(21,523)
CASH, BEGINNING OF YEAR	78,869	100,392
CASH, END OF YEAR	$52,273	$78,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$800	$800
Interest paid	$—	$—

NON-CASH TRANSACTIONS
Operation expenses paid by related party	$—	$25

See accompanying notes to financial statements.

INTERDYNE COMPANY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Interdyne Company (the "Company") was incorporated in October 1946 in the state of California. The Company is a dormant shell currently seeking new opportunities. On November 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On May 17, 1990, the Company’s Amended Plan of Reorganization (the “Plan”) was confirmed by Bankruptcy Court, and the Plan became effective May 29, 1990. On July 20, 1990, the Bankruptcy Court approved a stipulation for nonmaterial modifications to the Plan. All claims and interest have been settled in accordance with the terms of the Plan. On August 22, 1990, the Board of Directors approved a change in the Company’s year-end to June 30, pursuant to the Plan.

Basis of Preparation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America.

Going Concern – The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of June 30, 2021, the Company has an accumulated deficit of $487,798, and a net loss of $30,625 for the year ended June 30, 2021. The Company did not generate revenues during the year ended June 30, 2021 and may not have sufficient cash in hand to fund its operations for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will have to rely on its related parties to fund its operations. There are no assurances such funds will be available when needed.

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

Fair Value of Financial Instruments – The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value Measurement – The Company’s financial instruments consist principally of cash, accrued professional fees, due to related party and other accrued expenses. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establish a fair value hierarchy based on the quality of inputs used to measure fair value, and enhance disclosure requirements for fair value measurements.

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

Lease

On July 1, 2019, the Company adopted ASU 2016-02, Leases (together with all amendments subsequently issued thereto, “Topic 842”), using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative effect adjustment to retained earnings as of July 1, 2019.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on July 1, 2021 and it does not expect the adoption of this guidance to have a material impact on its financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

2. RELATED PARTY TRANSACTIONS

An officer of the Company charged a management fee totaling $6,000 for each of the years ended June 30, 2021 and 2020 for the use of a home office, accounting and other services. During the years ended June 30, 2021 and 2020, the officer also paid operating expense of $0 and $25, respectively, on behalf of the Company to support the Company’s operation and these payments were fully reimbursed to him. The balance due to this officer was $27,000 and $21,000 as of June 30, 2021 and 2020, respectively. The amounts due to this officer are unsecured, bearing no interest and are payable on demand.

3. INCOME TAXES

Income taxes for the years ended June 30, 2021 and 2020 represent state minimum franchise tax of $800. The Company had net operating loss carryovers for federal income tax purposes totaling approximately $221,731 and $191,106, as of the years ended June 30, 2021 and 2020, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. The effective tax rates for the years ended June 30, 2021 and 2020 were 21%. As of June 30, 2021 and 2020, the Company had full valuation allowances recorded against the deferred tax assets of $46,564 and $40,132, respectively. If not utilized, the carryovers expire beginning between fiscal 2027 and fiscal 2038. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2018 can be carryforward indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for the years ending June 30, 2014 and earlier. According to Section 382 of the Internal Revenue Code of 1986, as amended, ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls – The Company’s management, comprising the Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. Management has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. As of the end of the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, as of the end of the period covered by this report, our management has concluded that our disclosure controls and procedures are not effective considering the fact that the Company, being dormant, has only one person on staff, the Chief Financial Officer/Principal Accounting Officer, to (1) handle all accounting transactions (consisting of primarily collecting funds from a related party and paying all expenses, including fees to this same officer); (2) reconcile the bank account, and (3) prepare all financial statement disclosures. The above duties have no supervision or review to insure proper segregation of duties and review of disclosures. As a result, material weaknesses over disclosure controls and procedures exist.

Management's Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2021 because of the following material weaknesses as of June 30, 2021 (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

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

Changes in Internal Controls – During the quarter ended June 30, 2021, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this report, and indicates all positions and offices with the Company held by each person:

Name	Age	Position
Dr. Sun Tze Whang	77	Chairman of the Board and Chief Executive Officer
Kit Heng Tan	71	Chief Financial Officer/Principal Accounting Officer and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal years ended June 30, 2021 and 2020, there was no cash compensation paid to executive officers of the Company other than a sum of $6,000 per annum charged by an officer of the Company for each of the fiscal years 2021 and 2020 for providing accounting and other services and for the use of a home office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information, as of June 30, 2021, with respect to the beneficial ownership of the Company's Common Stock, no par value, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company uses the home office of an officer at 26 Briarwood, Irvine, CA 92604, and was charged management fees of $6,000 per annum by the officer for each of the fiscal years 2021 and 2020 for the use of the home office and for providing accounting and other services. During the years ended June 30, 2021 and 2020, the officer also paid operating expense of $0 and $25, respectively, on behalf of the Company to support the Company’s operation and these payments were fully reimbursed to him. The balance due to this officer was $27,000 and $21,000 as of June 30, 2021 and 2020, respectively. The amounts due to the officer are unsecured, bearing no interest and are payable on demand.

Dr. Sun Tze Whang may be considered to be the indirect beneficial owner of the shares of the Company's stock owned by Carlee Electronics, and thus Dr. Whang would be considered a control person of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $14,527 in the fiscal year ended June 30, 2021, and $14,525 in the fiscal year ended June 30, 2020.

Other Fees

Other fees billed to the Company by its independent registered public accounting firm for the preparation of its required federal and state income tax returns totaled $600 and $600 for the fiscal years ended June 30, 2021, and 2020, respectively.

ITEM 15. Exhibits, Financial Statement Schedules.

a. The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Interdyne Company Balance Sheets at June 30, 2021 and 2020
Interdyne Company Statements of Operations for the Years Ended June 30, 2021 and 2020
Interdyne Company Statements of Stockholders’ Equity for the Years Ended June 30, 2021 and 2020
Interdyne Company Statements of Cash Flows for the Years Ended June 30, 2021 and 2020
Notes to Financial Statements

b. No financial statement schedules are filed as part of this report.

c. The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer/Principal Accounting Officer pursuant to Section302 of Sarbanes-Oxley Act of 2002
32	Section 1350 Certification

d. The following XBRL documents are filed as part of this report:

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Documen
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERDYNE COMPANY
(Registrant)

Dated: September 3, 2021	By:	/s/ Kit H. Tan
Kit H. Tan
Chief Financial Officer/Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ Sun Tze Whang		September 3, 2021
Sun Tze Whang
Chief Executive Officer	Director and Chief Executive Officer

/s/ Kit H. Tan		September 3, 2021
Kit H. Tan
Chief Financial Officer/ Principal Accounting Officer	Director and Chief Financial Officer/Principal Accounting Officer

