Form 10-Q
period 2022-03-31
INTERDYNE CO
filed 2022-04-29
CIK 51011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒  No ☐

As of April 29, 2022, there were 39,999,942 shares of Common Stock, no par value, issued and outstanding.

1

INTERDYNE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDYNE COMPANY

BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,462	$52,273
Total current assets	36,462	52,273
TOTAL ASSETS	$36,462	$52,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued professional fees	$2,500	$7,600
Due to related party	31,500	27,000
Other accrued expenses	9,075	5,471
Total current liabilities	43,075	40,071

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 39,999,942 shares issued and outstanding as of March 31, 2022 and June 30, 2021	500,000	500,000
Accumulated deficit	(506,613)	(487,798)
Total stockholders’ equity (deficit)	(6,613)	12,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,462	$52,273

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Professional fees	$2,700	$2,500	$7,731	$7,528
General and administrative	1,868	1,868	5,784	5,629
Management fees to related party	1,500	1,500	4,500	4,500
Total expenses	6,068	5,868	18,015	17,657

LOSS BEFORE INCOME TAXES	(6,068)	(5,868)	(18,015)	(17,657)

INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(6,068)	$(5,868)	$(18,815)	$(18,457)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,999,942	39,999,942	39,999,942	39,999,942

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended March 31, 2022

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2021	39,999,942	$500,000	$(487,798)	$12,202
Net Loss	—	—	(6,879)	(6,879)
Balance, September 30, 2021	39,999,942	$500,000	$(494,677)	$5,323
Net Loss	—	—	(5,868)	(5,868)
Balance, December 31, 2021	39,999,942	$500,000	$(500,545)	$(545)
Net Loss	—	—	(6,068)	(6,068)
Balance, March 31, 2022	39,999,942	$500,000	$(506,613)	$(6,613)

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2021

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	39,999,942	$500,000	(457,173)	$42,827
Net Loss	—	—	(6,721)	(6,721)
Balance, September 30, 2020	39,999,942	$500,000	(463,894)	$36,106
Net Loss	—	—	(5,868)	(5,868)
Balance, December 31, 2020	39,999,942	$500,000	(469,762)	$30,238
Net Loss	—	—	(5,868)	(5,868)
Balance, March 31, 2021	39,999,942	$500,000	(475,630)	$24,370

The accompanying notes are an integral part of these unaudited financial statements.

 INTERDYNE COMPANY

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,815)	$(18,457)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Due to related party	4,500	4,500
Accrued professional fees	(5,100)	(7,000)
Other accrued expenses	3,604	4,104
Net cash used in operating activities	(15,811)	(16,853)

NET DECREASE IN CASH	(15,811)	(16,853)
CASH, BEGINNING OF PERIOD	52,273	78,869
CASH, END OF PERIOD	$36,462	$62,016

Supplemental Cash Flow Disclosures
Income taxes paid	$800	$800
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

INTERDYNE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of presentation

The accompanying financial statements are unaudited, but in the opinion of the management of Interdyne Company (“the Company”), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 2022 and the results of operations, cash flows and changes in stockholders’ equity (deficit) for interim periods presented. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report in Form 10-K as of June 30, 2021, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022.

Going concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company has an accumulated deficit of $506,613, and a net loss of $18,815 for the nine months ended March 31, 2022. The Company did not generate revenues during the nine months ended March 31, 2022 and may not have sufficient cash in hand to fund its operations for the next twelve months. These factors among others raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will have to rely on its related parties to fund its operations. There are no assurances such funds will be available when needed.

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

Note 3. Related Party Transactions

An officer of the Company charged a management fee totaling $4,500 and $4,500 for the nine months ended March 31, 2022 and 2021, respectively, for the use of a home office, accounting and other services. The balances due to this officer as of March 31, 2022 and June 30, 2021 were $31,500 and $27,000, respectively. The amounts due to this officer are unsecured, bearing no interest and are repayable on demand.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2022 because of the following material weaknesses as of March 31, 2022: (i) lack of supervision or review to insure proper internal control over financial reporting, (ii) inadequate segregation of duties and effective risk assessment, (iii) lack of well-established procedures to authorize and approve related party transactions. As a result, material weaknesses over internal control over financial reporting exist.

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

INTERDYNE COMPANY
(Registrant)

Date: April 29, 2022	By:	/s/ Sun Tze Whang
Sun Tze Whang
Director / Chief Executive Officer

Date: April 29, 2022	By:	/s/ Kit H. Tan
Kit H. Tan
Director / Chief Financial Officer / Principal Accounting Officer

